Form 10-K
period 1999-12-31
TELEMONDE INC
filed 2000-03-30
CIK 1098387

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________

Commission file number:    000-28113
                         -----------


                                 TELEMONDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          62-1795931
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

 230 Park Avenue, 10th Floor, New York, New York             10169
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:   (646) 435-5645
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 22, 2000, Telemonde, Inc. had outstanding 80,613,355 shares of common stock, $.001 par value per share.

         The aggregate market value of Telemonde, Inc. common stock held by nonaffiliates of Telemonde, Inc., i.e., by persons other than officers or directors of Telemonde, Inc., was $178,488,134 as of December 31, 1999 (based on a 12/31/99 closing stock price of $3.0313/share).

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                                 TELEMONDE, INC.
                                 --------------
                         1999 ANNUAL REPORT ON FORM 10-K
                         -------------------------------

                          TABLE OF CONTENTS                                                       Page Number

Forward-Looking Statements                                                                              1

                                     PART I

Item 1.           Business                                                                              2

Item 2.           Properties                                                                            44

Item 3.           Legal Proceedings                                                                     46

Item 4.           Submission of Matters to a Vote of Security Holders                                   46

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                 47

Item 6.           Selected Consolidated Financial and Operating Data                                    50

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                         51

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                            64

Item 8.           Financial Statements and Supplementary Data                                           66

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                  66

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                    66

Item 11.          Executive Compensation                                                                66

Item 12.          Security Ownership of Certain Beneficial Owners and Management                        66

Item 13.          Certain Relationships and Related Transactions                                        67



                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                       67

Signatures                                                                                              71


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are any statements other than those relating to historical information or current condition, including without limitation, statements regarding future margin performance, customer retention capabilities, future revenues, strategy, and pricing of services. Forward-looking statements can often be identified by the use of forward-looking words such as "believes," "estimates," "expects," "intends," "may," "will," "should," or "anticipates." In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements also may be included in various filings that we have made or may make with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers.

The forward-looking statements referred to above involve predictions. We cannot assure you that the future results will be achieved or that, if achieved, such results will be indicative of the results in later periods. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Actual events or results may differ materially as a result of certain risks which are described in this Annual Report, including but not limited to, in the Business section under the caption "Risk Factors". Such risks include:

          o    Our ability to increase our capital base.
          o The rate at which we add new customers and the prices those customers pay for our bandwidth and other services.
          o Our ability to obtain trans-Atlantic and other bandwidth capacity on favorable terms.
          o Customer payment terms where customers require a deferred payment plan for their purchase or lease of our IRUs.
          o The speed and extent to which we add networking and related services, including but not limited to e-commerce services, to our portfolio of products and services.
          o The ability of our local relationships in emerging markets to support our customers and meet our obligations.
          o The completion of the planned expansion of our networks and infrastructure.
          o General economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

We undertake no obligation to publicly update or revise any forward-looking statement. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

                                     PART I


ITEM 1.  BUSINESS.

YOU SHOULD READ THIS DESCRIPTION OF OUR BUSINESS TOGETHER WITH OUR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

We are an international communications company that is creating a global network which will connect developed countries and regional centers in emerging markets. We offer voice, data and Internet services which use our network and content capabilities. We also manage the bandwidth that we provide to our customers. One of the aims of our services is to enable emerging markets to have access to the telecommunications facilities of the developed world. These services will enable people in developing countries to participate in the international communications community. Our target customers include leading global telecommunications carriers, public telephone operators in developing countries, Internet service providers and multimedia service providers. We seek to capitalize on the increasing demand for high quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation, and growth of voice, video, data and Internet traffic.

GENERAL DEVELOPMENT OF BUSINESS

We were formed on March 10, 1998 as Telemonde Investments Limited, a British Virgin Islands company. We began to purchase and sell trans-atlantic bandwidth through various wholly-owned subsidiaries in April 1998.

Telemonde, Inc. (formerly Pac-Rim Consulting, Inc.) acquired Telemonde Investments Limited on May 14, 1999. Pac-Rim Consulting, Inc. was a dormant shell company with no operating history but was listed on the NASD Over-the-Counter Bulletin Board. Following the acquisition, Pac-Rim Consulting, Inc. changed its name to Telemonde, Inc. On November 9, 1999 Telemonde, Inc. became a Delaware corporation by merging into a newly formed Delaware subsidiary.

In August 1999, we acquired TGA (UK) Limited, which provided telecommunications switch services.

We also established telemonde.net SA, in August 1999. telemonde.net will develop and sell telecommunications and Internet services to Internet service providers and multimedia service providers in Western Europe.

On November 8, 1999 we acquired EquiTel Communications Limited, a United Kingdom company. EquiTel provides telecommunications route management services and intelligent network services, which include a complete telephony card service, voice mail, fax mail, prepaid mobile calls, premium rate services, short message services, intelligent routing and single number services, mainly to emerging markets. The maximum aggregate value of the consideration for the purchase of EquiTel is $69 million, which is mostly dependent upon its future earnings and which is to be satisfied by the issue of restricted shares of common stock in Telemonde, Inc.

In December 1998, Desert Telecommunications Services, LLC, an Oman company, was formed through a joint venture between EquiTel and an individual. Desert Telecommunications Services, in which EquiTel holds a 49% interest, provides intelligent network services in Oman.

The following chart shows our current organization:


                                TELEMONDE, INC.
                             a Delaware corporation


telemonde.net, S.A.           Telemonde           TGA (UK) Limited,    Telecities Limited,     EquiTel        Telemonde Networks,
organized in            Investments Limited,           a United         a United Kingdom   Communications     Limited, a United
Switzerland              a British Virgin              Kingdom               company       Limited, a United     Kingdom company
                          Islands company              company                              Kingdom company


                Telemonde International Bandwidth,                                                 EquiTel Card Services
              Limited, a British Virgin Islands company                                                    Limited,
                                                                                                  a United Kingdom company

              Telemonde Bandwidth (Bermuda) Limited, a                                                Teleroute Limited,
                    Bermuda company                                                               a United Kingdom company

                                                                                                       Telesource Limited,
              Telemonde International Bandwidth                                                     a United Kingdom company
                      (Bermuda) Limited,
                       a Bermuda company                                                    Desert Telecommunications Services, LLC
                                                                                                   (49%), organized in Oman




* ALL COMPANIES ARE 100% OWNED UNLESS OTHERWISE INDICATED

The principal operating subsidiaries of the Telemonde group are:


o        telemonde.net SA               Established  to sell  fast  Internet-related  services  to  European
                                        Internet Service Providers and media companies
o        Telemonde Investments          Holding company for three bandwidth subsidiaries
         Limited
o        Telemonde International        Sells bandwidth capacity supplied by Gemini
         Bandwidth Limited
o        Telemonde Bandwidth (Bermuda)  Sells bandwidth capacity supplied by Global Crossing
         Limited
o        Telemonde International        Sells bandwidth capacity supplied by MCI WorldCom
         Bandwidth (Bermuda) Limited
o        EquiTel Communications         Sells network and telecommunications services
         Limited
o        Desert Telecommunications      Joint venture company, providing network services in Oman
         Services LLC
o        Telemonde Networks
         Limited                        Provides technical, network, marketing
                                        and administrative services to other Telemonde
                                        group companies and to third party
                                        customers.


Telecities Limited, EquiTel Card Services Limited, Teleroute Limited and Telesource Limited are dormant companies, which have no operating history. TGA(UK) Limited is now a dormant company because its assets and business have been transferred to other companies in the Telemonde group.

BUSINESS DESCRIPTION

INTRODUCTION

Our business consisted solely of sales of bandwidth and related services until the acquisition of EquiTel on November 8, 1999. EquiTel is a subsidiary whose revenue will represent a separate industry segment. The EquiTel business is described separately from the description of the Telemonde business. However, it is our intention to fully integrate EquiTel's operations with those of Telemonde. We therefore describe our plan of operation and strategy as for the combined business, towards the end of this section.

TELEMONDE'S MARKETS

BANDWIDTH CAPACITY.

Bandwidth is the ability to transmit information, packaged as a stream of bits, from one destination to another without losing or distorting the content of the bits. Typically bandwidth is transmitted down systems of fiber optic lines across oceans and land masses. Fiber optic systems use laser-generated light to transmit bandwidth through fine strands of glass and are generally characterized by large circuit capacity, good sound quality and resistance to external signal interference. Recent advances in bandwidth technology called wave division multiplexing allow us to activate the fiber and increase the transmission speed and capacity of the fiber optic lines. Wave division multiplexing and its next generation variation, dense wave division multiplexing take information bits and transmit them across increasing numbers of wavelengths or light streams, multiplying the capacity of the fiber optic line by more than one hundred times.

We believe that the demand for bandwidth will continue to grow, primarily because of the growth of the Internet and the increase in the size and number of private networks. We estimate that bandwidth demand will more than double in the next two years, from approximately 1,000 Gbps in 1999 to 2,500 Gbps in 2001.

International long distance carriers are often categorized according to ownership and use of bandwidth capacity. No carrier exclusively utilizes its own facilities for transmission of all of its long distance traffic. Carriers vary from being primarily facilities-based, meaning that they own and operate their own land-based and/or undersea cable, satellite-based facilities and switches, to those that are purely resellers of another carrier's transmission facilities. We fall into the category of carriers that purchase transmission facilities from other carriers and break down and sell or lease the capacity.

Under a typical operating agreement, each carrier owns or leases its portion of the transmission facilities between two countries. A carrier gains ownership rights in digital undersea fiber optic systems by: (1) purchasing direct ownership in a particular system (usually prior to the time the system is placed into service); (2) acquiring an Indefeasible Right of Use, or IRU (which is the right to use capacity for the time and bandwidth to which the right applies; e.g., a long term lease of a specific amount of capacity), in a previously installed system; or (3) by leasing or otherwise obtaining capacity from another long distance provider that has either direct ownership or IRUs in a cable. We acquire IRUs from previously installed systems and then lease or sell the IRU to our customers.

The cost of an IRU to Telemonde from its bandwidth suppliers depends on the market price for bandwidth capacity at the time of purchasing or committing to purchase the IRU. Our aggregate cost for bandwidth to date includes bandwidth inventory not yet drawn down from suppliers. The other costs of delivering and installing the IRU for Telemonde's customer consist of the purchase cost of connectivity from the cable landing station or from a carrier hotel facility to the customer's premises and of the cost of installation and testing at the customer's premises. The customer's capacity is maintained under an annual maintenance contract, for which the customer pays an annual or quarterly maintenance fee. This fee is based on the annual maintenance charge which Telemonde pays its suppliers for the maintenance of the cable capacity of the IRU.

INTERNET AND DATA SERVICES.

Internet connectivity and enhanced Internet and data services represent two of the fastest growing segments of the telecommunications services market. The popularity of the Internet with consumers has driven the rapid proliferation of the Internet as a commercial medium. Businesses are increasingly:

         o establishing websites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency;
         o recognizing that the Internet can significantly enhance communications among geographically distributed offices and employees as well as with customers and suppliers; and
         o        utilizing the Internet for mission critical applications such as sales, customer service and project coordination.

In addition, technology trends over the past decade have removed the distinction between voice and data segments. Today, voice conversations are routinely converted into digital signals and sent together with other data over high-speed lines. In order to satisfy the high demand for low-cost communication, software and hardware developers have developed technologies capable of allowing the Internet to be utilized for voice communications. Several companies now offer Internet telephony services which provide real-time voice conversations over the Internet.

The rapid growth of the Internet has meant that quality of service and features have often been overlooked. There is a market for companies providing secure and fast Internet services for Internet Service Providers to be able to add value to their customers as well as ensuring that the Internet is dimensioned to handle the next generation of content which includes video, audio and software media.

We believe that there is significant market opportunity for an integrated approach to the supply of destination-to-destination bandwidth capacity, telehousing facilities, network management and content in order for our customers to focus upon their core activities.

TELEMONDE'S PRODUCTS AND SERVICES

We are designing a network to enable us to offer customized products and services to a wide range of customers with sophisticated voice and data transmission requirements. We can provide capacity in varying amounts over all or part of our network utilizing a variety of transmission technologies. We believe that this range and flexibility will enable us to effectively market our products to public telephone operators, alternative operators, Internet service providers, resellers and other carriers comprising our target market.

Telecommunications operators and carriers seeking to acquire cross-border bandwidth capacity have, until recently, acquired that capacity by leasing international private leased circuits from public telephone operators. International private leased circuits have traditionally been formed by combining half-circuits from two public telephone operators between customer locations. Our existing destination-to-destination products and planned international network are designed as an alternative to these arrangements.

We offer the following options and services:

FLEXIBLE CAPACITY OPTIONS. We offer customers flexible managed bandwidth capacity options that include multiples in varying amounts ranging from 45 Mbps (DS-3) to multiples of 155 Mbps (STM-1). We also offer the same customer different bandwidth capacity over different geographic segments of our network.

FAST INTERNET ACCESS. We offer our Internet customers global Internet access services over non-overbooked circuits. This enables our customers to be able to provide quality and direct Internet connectivity without the long delays facing many Internet users today.

BACKHAUL CAPACITY AND LOCAL CONNECTIVITY. Backhaul is capacity on terrestrial fiber optic cables from cable system landing stations to metropolitan areas. Since we offer customers end-to-end management of the circuit and termination at local sites, we must provide backhaul capacity and local connectivity. Although certain of our trans-atlantic contracts provide associated backhaul capacity, we are always in active negotiations to ensure that we have sufficient backhaul and local connectivity to meet the needs of our customers. However, there can be high and unexpected costs in providing local connections due to initial installation costs, annual local tail rentals, lack of availability of fiber between connection points, difficulty in obtaining permission to install fiber and a small number of alternative suppliers.

FLEXIBLE TRANSMISSION TECHNOLOGIES. Our network can support a variety of transmission technologies, including synchronous digital hierarchy, asynchronous transfer mode and Internet protocol transmission technologies.

FLEXIBLE CUSTOMER AGREEMENTS. Our customers can obtain capacity on our network either under lease or Indefeasible Right of Use terms. Our lease agreements are typically 12 to 36 months depending on the customer's requirements. We offer our customers the ability to upgrade and expand these agreements as their needs evolve and grow.

SUPPORT SERVICES. In connection with our bandwidth products, we offer services that provide us with an opportunity to develop customer loyalty and to anticipate a customer's need. As part of our standard service package, we provide 24-hour customer service and network management, and service level agreements. In addition, we intend to develop a secure Internet website which will allow customers to remotely monitor the performance of their network configuration on our network. For an additional fee, we will also install, configure, monitor and manage customer equipment beyond our network, thereby providing a single point of contact for our customers.

TAILORED INFRASTRUCTURE AND CONNECTIVITY SOLUTIONS. We provide customized capacity and Internet connectivity to Internet service providers and multimedia service providers. This service uses our network capabilities, combined with agreements with leading Internet connectivity providers. As part of this service, we offer comprehensive service level agreements, as well as flexible payment terms to ensure that the Internet service provider or multimedia service provider has the best overall solution for its business.

EQUITEL'S MARKETS

INTERNATIONAL LONG DISTANCE.

The international long distance telecommunications services industry consists of transmissions of voice and data that originate in one country and terminate in another.

The industry is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in the usage of international telecommunications services. According to Telegeography 1999, a leading telecommunications industry source, in 1997 the international long distance industry accounted for $66 billion in revenues and 82 billion minutes of use. This is an increase from $27 billion in revenues and 22 billion minutes of use in 1988. Furthermore, the Company believes that the industry is projected to reach approximately $80 billion in revenues and 159 billion minutes of use by the year 2001.

We believe that a number of trends in the international telecommunications market will continue to drive growth in international traffic, including:

         o globalization of the world's economies and the worldwide trend toward deregulation and privatization of telecommunications markets;
         o        the growth of data and Internet traffic;
         o declining prices and a wider choice of products and services driven by greater competition resulting from privatization and deregulation;
         o increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks; and
         o        increased international business and leisure travel.

The different rates at which these trends have developed in regions of the world have presented innovative telecommunications service providers with unique opportunities in emerging markets.

INTERNATIONAL SWITCHED LONG DISTANCE SERVICES.

International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria.

An international long distance call typically originates on a local exchange carrier's network and is transported to the caller's domestic long distance carrier. The domestic long distance provider picks up the call and carries the call to its own or another carrier's international gateway switch, where an international long distance provider picks it up and sends it directly or through one or more other long distance providers to a corresponding gateway switch in the destination country. Once the traffic reaches the destination country, it is routed to the party being called through that country's domestic telephone network.

EMERGING MARKETS

In many emerging markets, access to bandwidth to transport voice and data traffic remains highly constrained and continues to represent a considerable barrier to entry into these markets. Furthermore, the public telephone operators in these markets have been slow to introduce new intelligent network services such as voicemail, conference calling and prepaid and postpaid calling cards.

We believe that emerging markets are attractive because their telecommunications rates are high and remain very profitable. While settlement costs are globally decreasing, we believe that developing countries' local authorities will be slow to liberalize their markets in order to protect the public telephone operators and to continue to receive high margin revenues and much needed international currencies. We believe that working in partnership with the public telephone operators in emerging markets will allow us to provide end-to-end, facilities-based services to and from these markets.

In addition, as the world's economies continue to globalize, emerging markets are increasingly focusing on the need to provide local businesses and end-users with Internet connectivity as well as local Internet content. Through our planned provision of point-to-point bandwidth and voice services in emerging markets, we believe that we will be uniquely positioned to expand our service offering to include enhanced Internet and data services.

EQUITEL'S PRODUCTS AND SERVICES

We offer a broad array of communications services through our network and interconnections with the networks of other carriers. Our decision to offer certain services in a market is based on competitive factors and regulatory restraints within the market. Below is a summary of services we offer:

INTERNATIONAL ROUTE MANAGEMENT. Our international route management services involve the development of operating agreements with the public telephone operators of our chosen markets for delivery of international traffic in both directions. Our route management activities effectively utilize unsold and available bandwidth and provides us with access to competitive traffic termination in those markets.

In addition to basic switch voice services, we provide enhanced route management services such as:

         o     Development of routes for licensed international operators;

         o     Development of inbound settlement payment processes;

         o Counter-balancing the impact of re-origination (the transfer of international telephone traffic via a third party carrier); and

         o Connection services that allow access between traditional operators and new licensees in liberalized markets.

We currently have arrangements for route management into the Russian Federation, the Middle East and South East Asia.

INTELLIGENT NETWORK SERVICES. Our intelligent network services include complete telephony card services with all the necessary surrounding services such as marketing and distribution, tariff models and traffic management. The card platform can also be used to provide enhanced services such as voice mail, fax mail, prepaid mobile calls, premium rate services, short message services, intelligent routing and single number services.

Intelligent network services are well developed in the liberalized markets but have rarely been deployed in most emerging markets. Such services are attractive to the public telephone operators in emerging markets because they offer significant opportunities to increase their revenues and enhance their profitability.

We often create a joint venture with strategic local partners in an emerging market. The joint venture then works with the public telephone operator to deliver our intelligent network services into a particular market. For example, as part of our joint venture in Oman, Desert Telecommunications Services LLC (DeserTel), we are providing in partnership with OmanTel, the Omani public telephone operator, pre-paid calling cards in Oman. The cards are currently being marketed and distributed in the Muscat region and are useable on any telephone in Oman. We are establishing joint ventures with local partners in South Africa, Malaysia and Bangladesh.

ADVISORY SERVICES. We also provide advisory services to telecommunications operators. We target our advisory services to public telephone operators in emerging markets and provide them with the senior management expertise and experience we have gained in developed markets. The scope of our advisory services is flexible. However, we anticipate particular interest from customers for:

         o     Board level support in strategic and general business planning;
         o     Support for the development of international business; and
         o Development of business plans and strategies in support of privatization and fund raising.

OUR NETWORK

BANDWIDTH. We have acquired capacity on an IRU basis on the Gemini system and on Atlantic Crossing ("AC-1"). We take delivery of the AC-1 capacity in cable stations at Brookhaven, New

York, United States and at Whitesands, United Kingdom. We take delivery of the Gemini capacity in cable stations at Manasquan, New Jersey, United States and at Porthcurno, United Kingdom. We carry the traffic inland on a backhaul network to Telehouse in London and 60 Hudson Street and 111 8th Avenue in New York.

Specifically, we have an agreement with Gemini Submarine Cable System Limited dated April 3, 1998, which provides for the acquisition of two (2) STM-1's on the Gemini system, one purchased and the other leased on a monthly basis. We also have two agreements with MCI WorldCom for the purchase of an additional four (4) STM-1's on the Gemini system, dated December 31, 1998 and March 31, 1999, respectively. The term of our agreements with both Gemini and MCI WorldCom is for the life of the submarine cables, which is anticipated to be 25 years from the date of the agreements. Finally, we have an agreement with Atlantic Crossing dated June 10, 1998, which provides for the purchase of an aggregate of sixteen (16) STM-1's on the AC-1 cable for a term of 25 years from the date of the agreement. All of our capacity purchase agreements require additional annual payments of maintenance charges and provide us with IRUs in the STM-1s until expiration of the term of or a default under the agreements. At December 31, 1999, eleven (11) Global Crossing STM-1's remain in Telemonde's inventory, three
(3) Global Crossing and Four (4) MCI WorldCom STM-1's remain in Telemonde's property, plant and equipment and one (1) Gemini STM-1 remains in Telemonde's trade accounts payable (since it was leased).

We are currently negotiating an agreement which would allow us to draw down capacity on: (1) fiber optic systems in Western Europe, including the United Kingdom, France, Belgium, the Netherlands, Germany, Spain, Italy and Luxembourg;
(2) a continental United States system; (3) a trans-Pacific system which should be available during the first quarter of 2000; and (4) mid-Atlantic and South American capacity which should be available in late 2000. The enlarged network will consist of high-capacity fiber optic cable capable of supporting high quality voice, video, Internet protocol and data traffic.

Each of our systems will be subject to the risks inherent in a large-scale, complex fiber optic telecommunications system. The operation, administration, maintenance and repair of these systems require the co-ordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. There can be no assurance that our systems will function as expected or in a cost-effective manner.

The submarine fiber optic cables are subject to additional risks. Outages can occur at sea from anchor drag and fouling by fishing vessel gear over which we have little or no control and for which repair times can be long. However, our planned network will provide for transferability on both the Gemini and Global Crossing cables. Therefore, when our network is installed, any breaks in the cable loop will not interfere with our system's ability to transmit traffic successfully. This will give our engineers time to work with the cable owner to resolve the problem associated with the break in the cable loop.

INTELLIGENT NETWORK PLATFORMS. In order to provide our route management services, we acquired TGA(UK) Limited in August 1999, which had a central switch located in London that interfaces with multiple carriers. We transferred TGA assets and business to other companies in the Telemonde group. In addition, we have developed strategic relationships with a small number of suppliers for both satellite links and international private circuits. Our infrastructure, which we intend to upgrade, provides flexibility and the necessary robustness to enable us to operate in challenging regions of the world. The enhanced operational platform increases our ability to handle international traffic trading and improve our cost base.

Our intelligent networking infrastructure includes a multi-purpose, modular technology platform with strong signaling capabilities to provide transit switching facilities and high density voice compression. In addition, we contract for a number of international private circuits with a small number of suppliers and we work closely with public telephone operators in the markets we enter.

NETWORK OPERATION CENTER AND SERVICES. We currently contract our network operating services to an experienced third party supplier which provides us with a 24 hours a day, 7 days a week network operating service and which remotely monitors and configures our network. We are able to monitor our network end-to-end, from customer premise to customer premise. In 2000, we intend to shift primary network operations to our London headquarters, retaining our incumbent third party supplier operating center as a back up and for purposes of disaster recovery. Our network operations center at our headquarters will be the primary point of contact for our customers, allowing them to speak directly with our trained staff.

CARRIER HOTEL FACILITY. We have signed a lease agreement with Global Switch Limited, a "carrier hotel" company specializing in telecommunications and internet co-location and service management. Global Switch is a recognized leader in the co-location business, providing high-quality, 24 hours a day, seven days a week staffed, carrier-neutral facilities designed to house telecommunications, Internet, data processing, data storage, and related equipment. Pursuant to the agreement, we have leased, subject to certain conditions, 11,775 square feet in a London carrier hotel. Once we occupy this space we will maintain a switch, which will be used to route voice, data and Internet traffic across our network. We also have agreed to lease space in carrier hotels in Amsterdam and Paris.

FUTURE NETWORK ENHANCEMENTS. We intend to further enhance our network by creating metropolitan area networks in both New York and London. This will require the purchase of additional fiber capacity and related connectivity to existing points-of-access. We will then be able to provide access to multiple customers along the route of this enhanced capacity. Customers will be able to acquire or lease bandwidth on an "as and when required" basis. This will create the following advantages:

         o a simplification in the number of systems and cost savings associated with reduced future hardware equipment;

         o it will allow us to interconnect multiple customers, thus enabling us to offer connectivity instantly between any party; and

         o it will allow bandwidth to be activated and de-activated instantaneously and on a pre-set timed basis, if required. As a result we will be able to exploit new market opportunities such as offering short term leases for connectivity for a few days or hours for special events. When these periods end, the cross-connect arrangements will allow us to terminate the bandwidth and enable it to be automatically reallocated to another customer. In addition, we will program our cross-connects to activate new bandwidth at set times and dates to ensure that bandwidth intensive customers such as Internet service providers have large amounts of continuous bandwidth of varying capacities, allowing them to keep up with their fluctuating demands.

HISTORY OF OPERATIONS

From its inception on March 10, 1998 to December 1999, we had revenues, losses and total assets as shown in the table below. Through November 1999, our business comprised only one industry segment, which was the sale of trans-atlantic bandwidth.


---------------------------------------- -------------------------------------- --------------------------------------
                                             Period from March 10, 1998 to                   Fiscal Year
                                                   December 31, 1998                            Ended
                                                                                          December 31, 1999
---------------------------------------- -----------------------------------------------------------------------------
                                                                     (Dollars in thousands)
---------------------------------------- -----------------------------------------------------------------------------
Operating Revenues                                       29,331                                  8,165
---------------------------------------- -------------------------------------- --------------------------------------
Net Loss                                                (11,732)                               (41,969)
---------------------------------------- -------------------------------------- --------------------------------------
Total Assets at end of period                            89,688                                 98,573
---------------------------------------- -------------------------------------- --------------------------------------

The above summary information has been derived from our audited financial statements for the period to December 31, 1998 and for the fiscal year ended December 31, 1999, which were prepared in accordance with US GAAP. These financial statements are included in this Annual Report. The table above should be read in conjunction with these financial statements, the notes thereto, the selected financial information in Item 7 and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report.

The audited financial statements at December 31, 1999 show a total stockholders' deficit of $4,474,000. The financial statements have been prepared assuming that the Company will continue as a going concern. The report of Moore Stephens, Chartered Accountants, shown on page F-1 indicates that there is substantial doubt about the ability of the Company to continue as a going concern. The Company is planning to obtain additional equity and debt financing, to provide an increased capital base and working capital facilities. There can be no assurances that the Company will be successful in this regard.

The audited financial statements for the fiscal year ended December 31, 1999 may not be indicative of future operations. The Company is in the process of expanding our services. In particular, future periods will include the business and revenue from new industry segments. In addition the revenue and results of our trans-atlantic bandwidth business were impacted by the rapid and severe decline in market prices for this bandwidth, as set forth in more detail below. As a result potential customers postponed orders until market price levels had stabilized, and we were not able to sell our bandwidth inventory until we had completed our negotiations with our suppliers of trans-atlantic bandwidth.

As a consequence of the significant fall of the market prices for bandwidth and its impact on our operations and financial results in 1999, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. The events of default include obligations to our two major bandwidth suppliers with whom we had executed agreements in 1998 and early 1999, and from whom we have not drawn down bandwidth capacity as scheduled in these agreements. In addition, we have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited under which we have been unable to complete the repurchase of capacity. These events of default are described in detail below and in the Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7.

When Telemonde was formed in March 1998, our business focused solely on sales of bandwidth and related services. In April 1998, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth (Bermuda) Limited, purchased IRUs relating to trans-atlantic capacity from Gemini Submarine Cable System Limited. Specifically, Telemonde agreed to acquire up to a maximum of STM-16. Due to a subsequent and rapid decline in the market for wholesale telecommunications bandwidth, the capacity sale agreement was amended by three letter agreements dated January 27, April 16, and April 22, 1999. These amendments provided that an IRU for only one (1) STM-1 would be acquired, and a second STM-1 would be leased for a lump sum payment plus monthly payments for a three-month period ending July 16, 1999. Further negotiations between the parties provided that the lump sum payment would fall due on October 7, 1999 in the form of two promissory notes. Telemonde has paid Gemini the full balance owing for the IRU relating to the first STM-1 but has not fulfilled its obligations under two promissory notes in the amount of $2.7 million. Although this default gives Gemini the right to immediately terminate the Indefeasible Rights of Use, Gemini has not done so as of the date of this filing and has continued to support Telemonde and its customers using the services.

In June 1998 Telemonde, through its now wholly-owned subsidiary Telemonde Bandwidth (Bermuda) Limited, agreed to acquire an aggregate of 16 STM-1(s) on Segment S-1 from Atlantic Crossing Limited. Since the summer of 1999, we have not drawn down any capacity from Atlantic Crossing and have not made any payments under this agreement and are in default under the payment terms in the amount of approximately $52 million, in addition to interest and outstanding maintenance payments. Management is in discussions with Global Crossing, the parent company of Atlantic Crossing, to renegotiate the terms of the contract, including the extension of capacity drawdowns to include the entire Global Crossing system, rather than just trans-atlantic capacity. This will allow Telemonde to expand according to its overall business strategy.

In December of 1998 and on March 31, 1999, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth Limited, entered into agreements with MCI WorldCom for the purchase of four units (STM-1's) of bandwidth capacity on the Gemini network. Specifically,

Telemonde acquired the IRUs in three units of capacity under the December 1998 agreement, and acquired the right for an additional unit of capacity under the March 1999 agreement. Under these agreements, Telemonde is also required to pay annual maintenance charges. Telemonde has paid the amounts due under the March 1999 agreement; however, as a result of the Company's liquidity problems, Telemonde was unable to fulfill its obligations to draw down and pay for the three units of capacity under the December 1998 agreement. Furthermore, Telemonde was delinquent on its annual maintenance charges under both agreements, resulting in an overall default to MCI WorldCom in the amount of approximately $26 million.

Telemonde is in negotiations with MCI WorldCom to restructure their existing agreements. Telemonde has executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commence any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) May 31, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

Telemonde has also executed a letter of intent dated December 31, 1999 termed a "Capacity Swap Letter" in which MCI WorldCom has agreed to enter into a binding agreement with Telemonde to permit Telemonde to swap the bandwidth purchased under the above capacity purchase agreements for new bandwidth on MCI WorldCom's European Ulysses network. The Capacity Swap Letter is conditional on satisfaction by Telemonde of its obligations under the Standstill Letter.

Despite the technical defaults with Global Crossing and MCI WorldCom detailed above, Telemonde has been in extensive negotiations with senior management in both organizations towards the end of 1999 and continuing into March 2000. It should also be noted that while the discussions have been held, Telemonde has made a number of payments to both suppliers for services rendered.

On April 15, 1999, Telemonde, through its now wholly owned subsidiary Telemonde Investments Limited, entered into a series of agreements with Communications Collateral Limited, including, among others, agreements for: (1) the sale of an IRU for bandwidth to Communications Collateral Limited; (2) the grant of an option to Communications Collateral Limited which, among other things, required Telemonde to repurchase the bandwidth upon Communications Collateral Limited's request; and (3) a $1 million loan by Communications Collateral Limited to Telemonde due and repaid on August 12, 1999. In connection with these principle agreements, the three subsidiaries of Telemonde Investments Limited guaranteed the obligations of Telemonde Investments Limited under those agreements, including its obligation to pay back the loan and to repurchase the bandwidth in the event that Communications Collateral Limited exercised its option.

On August 14, 1999, Communications Collateral Limited exercised its option to require Telemonde to repurchase the capacity. Telemonde was unable to complete this repurchase and, at December 31, 1999, was in default in the amount of approximately $4.5 million. As a result, Communications Collateral Limited has the right to foreclose on essentially all of the assets of Telemonde Investments Limited, including its ownership interests in the three subsidiaries of Telemonde Investments Limited, all of the assets in any of the foregoing subsidiaries, including their rights under Telemonde's bandwidth sale contracts; and any ownership interest the foregoing subsidiaries might have in any other Telemonde entities until the default is cured. The amount of the foreclosure, however, would not have exceeded the amount of the indebtedness.

PLAN OF OPERATION

There has been a significant fall in the prices of bandwidth, and as a result, we find ourselves locked into extremely uneconomical contractual obligations with our suppliers. The consequence of this has been until such a time as we are able to complete the negotiation of these supplier contracts our sales have and will continue to suffer. This in turn has led to severe liquidity problems, which has obliged us to diversify our business. In November 1999, we acquired EquiTel, which provides telephone card services and telecommunications route management services primarily to emerging markets. Our plan of operation for 2000 is to continue to provide bandwidth but to also significantly extend our business activities and services. In particular, we plan to offer the following services:

BANDWIDTH. We will continue to provide bandwidth to leading telecommunications carriers, new entrants to the developed telecommunications markets and Internet carriers. We are in negotiations with our suppliers for the right to exchange our existing inventory of trans-atlantic bandwidth for trans-Pacific, Central and South American, North American and pan-European fiber capacity. This expansion will allow us to provide our customers with both regional and global networks at competitive prices.

INTERNET CAPABILITY. Through telemonde.net SA we intend to offer Internet service providers and media companies cable-based network platforms, high-speed Internet connectivity and streaming media services.

Although the basis of telemonde.net's offering to Internet service providers is Telemonde's high speed fiber optic network, telemonde.net aims to offer its customers tailored solutions based on a secure pan European broadband Internet network. telemonde.net will also acquire its own content through partnerships and an acquisition strategy in order to drive sales of its core product through value added media packages. telemonde.net is in the process of arranging key partnership agreements in order to support its core business. Current agreements in place include GTE-BBN (telemonde.net is regarded as its European Internet/multimedia partner in the Net alliance program),

Europe Online (with a memorandum of understanding on Internet by Satellite cooperation) and the European Carrier - GTS. telemonde.net also has begun to work with Cisco in supporting their business development with marketing efforts and is in the process of developing this relationship into a potential partnership.

telemonde.net offers the following capabilities, which are packaged according to the customers' needs:

o capacity, which solves customers' speed requirements and enables them to deal with the projected rapid growth of the Internet in Europe.

o connectivity, providing immediate access to the Internet and web sites world-wide.

o content, enabling customers to differentiate their offering with video, audio and software, using the latest streaming technologies.

o      e-commerce, enabling customers to transact over the Internet.

INTELLIGENT NETWORK SERVICES. Through EquiTel, we plan to place our intelligent network services into emerging markets through joint ventures and relationships with the public telephone operators of developing countries. By targeting emerging markets we can use our intelligent network solutions as a foundation from which we can improve the existing telecommunications facilities of the developing country. We create, in partnership with public telephone operators, incremental and new revenue opportunities through route management services and the introduction of enhanced services such as voice mail, fax mail, prepaid mobile calls and premium rate services.

MANAGED VOICE AND DATA SERVICES. Through EquiTel we intend to further develop and enhance our existing switched voice and data services and route management services. These services will generate more bandwidth sales across the network, lower the costs per minute of our traffic and generate revenues from utilizing the competitive international interconnect rates of developed markets.

STREAMING VIDEO. We plan to provide streaming video Internet content and services for customers in our markets. Streaming technology enables the playing of a video or sound extract while it is being downloaded, instead of waiting for the entire file to be downloaded before playing the extract. By providing a combination of streaming video and bandwidth solutions, we can become a single source supplier for the delivery of televised services on-line. We plan to use our streaming video platform to supply our own content services. These will be delivered from our own planned media storage facilities to broadband Internet service providers and media companies.

Our short-term success will depend substantially on sales of bandwidth on our network and on the prices of such bandwidth sales. The sale of bandwidth and the associated maintenance revenues accounted for the bulk of our revenues through the end of 1999. We cannot be certain that we will continue to be successful in selling capacity on our networks. Our ability to continue to sell capacity will depend in large part upon our sales and marketing capabilities. We have assembled an experienced and dedicated sales and marketing staff and we depend upon the ability of such employees to effectively market and sell capacity. However, we cannot be certain that we will be able to effectively sell capacity on our network. If we are unable to effectively sell capacity on our network, our operational results could be negatively affected.

Our plans for entering into the Internet involves several risks. Whether, and the manner in which, the market for our products and services to Internet service providers will continue to grow is uncertain. Any decline in the Internet market will adversely affect our business. Our business would be damaged if Internet usage does not continue to grow or the demand for Internet media services does not take off as planned. Internet usage may be inhibited for a number of reasons, including:

o      access costs;
o      inadequate network infrastructure;
o      security concerns;
o uncertainty of legal and regulatory issues concerning the use of the Internet;
o      inconsistent quality of service; and
o      lack of availability of cost-effective, high-speed service.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could, in the future, grow more slowly or decline. This could adversely affect our business.

We have recently begun offering terrestrial network platforms and high-speed Internet connectivity, based upon the supply of fiber optic bandwidth between New York, London and other European cities. We intend to expand our services worldwide and we anticipate offering a full-range of global connectivity solutions for European Internet and multimedia service providers over our existing global network infrastructure, as well as specialist and geographic Internet packages for our customer base in emerging markets. We have limited experience in the Internet business and can provide no assurance that we will successfully establish or expand the business. Currently, we only provide capacity to two European Internet service providers.

The market for network platforms and value-added Internet services is extremely competitive. Our primary competitors include other telecommunications businesses that have a significant national or international presence. Many of these carriers have substantially greater resources, capital and operational experience than we do. We also expect we will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services. In addition, we will require substantial additional capital to make investments in our Internet operations, and we may not be able to obtain that capital on favorable terms or at all.

OUR STRATEGY

In addition to the plan of operation described above, our approach to building an international communications company is to:

OPERATE IN MARKETS THAT RETAIN HIGH MARGINS IN VOICE RETAIL AND WHOLESALE VOICE SERVICES. Emerging markets continue to retain high margins in retail and wholesale voice services. We can bring technology and infrastructure developed and tested in the liberalized markets to the emerging markets. By working with public telephone operators to provide enhanced services, we can capitalize on the higher margins available in the monopolistic markets. In addition, our partnership with public telephone operators will allow us to develop our local operations. Therefore, we believe we will be well positioned to become a second operator in certain of these markets when the markets become liberalized.

CREATE AN INTERNATIONAL INFRASTRUCTURE CAPABILITY UPON WHICH SERVICES CAN BE OFFERED. This network infrastructure, which will include carrier hotel facilities, will link with the regional hubs being created in emerging markets to provide a seamless global infrastructure. A regional hub is a point of telephony concentration in a geographically distant location. It is created only for reasons of economy, in that it is cheaper to send or receive traffic and purchase bandwidth into a single distant point for onward distribution than it is to individually reach each of the final destinations.

BUILD INTERNET CAPABILITIES AND SERVICES. Decreasing bandwidth prices in the developed markets are allowing us to create a fiber optic network which will support fast Internet and streaming media services. Through acquisitions and internal development, we are building the capability to address our customers' Internet requirements, such as business to consumer and business to business online electronic transactions, web site development and hosting, streaming video content and bandwidth provisioning, all of which will be provided through our international network.

Our strategy is to develop, build, and deploy international fiber optic networks and international carrier hotels and switch/server capabilities on a "just-in-time" basis. This will enable us to deliver voice, data, and Internet products and services to our chosen customers and markets. Key elements of our strategy are to:

CONTINUE TO BUILD AND EXPAND THE REACH OF OUR INTERNATIONAL NETWORK. We have access to trans-atlantic bandwidth capacity. Through negotiations with our capacity suppliers, we hope to soon offer routes in Europe, the Americas, the Pacific Rim and the Far East.

PROVIDE MANAGED VOICE AND DATA SERVICES. We intend to further develop and enhance our switched voice services, which we use to generate more bandwidth sales across the network and lower the costs per minute of our traffic.

PURSUE EARLY ENTRY INTO SELECTED EMERGING MARKETS. We seek early entry into selected emerging markets worldwide where we can create significant demand for voice, data and Internet services by introducing technology and infrastructure already in use in the developed markets. We believe that there is, and will continue to be for the foreseeable future, substantial growth of such services in emerging markets. We believe that early entry into these markets will provide us with competitive advantages as we develop sales channels, establish a customer base, hire local personnel and establish a strong partnership with the monopoly public telephone operator prior to competitors entering these markets. Our objective is to position ourselves as the second telecommunications operator when and if liberalization occurs in these markets.

PROVIDE ENHANCED INTERNET SERVICES. Through our wholly-owned subsidiary, telemonde.net, we are setting up peering agreements with other leading Internet backbone service providers. Internet peering agreements are agreements between two carriers for the exchange of Internet traffic between their networks and onwards. Using the latest developments in data transmission for video, audio and software services, telemonde.net plans to become the host and carrier for broadband content providers delivering unique full screen Internet broadcast services to European Internet and media companies.

EXPAND THE CAPABILITIES OF OUR NETWORK WITH THE DEVELOPMENT OF REGIONAL TELECOMMUNICATIONS CENTERS. Through the planned geographic expansion of our network and development of regional telecommunications centers in emerging markets, we expect to be able to increase our network traffic and thereby continue to reduce transmission and operating costs. In addition, we intend to make focused capital investments to deliver enhanced services and lower costs to our customers. We will continue to invest in our network to provide a full range of asynchronous transfer mode, frame relay and Internet protocol-based data and voice communications over our existing network infrastructure.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

We have included in this Annual Report financial information up to December 31, 1999. From our inception on March 10, 1998 to November 1999, our business consisted entirely of the sale of trans-atlantic bandwidth and of the management of bandwidth through maintenance contracts with our customers. See Item 6, "Financial Information."

CUSTOMERS AND GEOGRAPHIC CONCENTRATION

Our target customers include leading international telecommunications carriers, public telephone operators in emerging markets, Internet service providers, media service providers and new entrants to the telecommunications market. Telemonde's business focus is global; while customers may have a specific geographic location, the bandwidth Telemonde provides them may be located anywhere in the world. Conversely, EquiTel works in specific geographic markets through the formation of joint ventures with local partners which could be a business, an individual or the public telephone operator in that location.

A relatively small number of customers have accounted for a significant amount of our total revenues to date. Although we intend to expand our customer base as our business grows and through acquisitions, this dependence on a relatively small number of customers may continue for the foreseeable future. In 1998 we delivered bandwidth capacity to three major customers who constituted more than 10% of our revenues for that period and also in 1999 three bandwidth customer constituted more than 10% of our revenues:


----------------------------------------------- ----------------------------------- ----------------------------------
                                                           Period from                         Fiscal Year
                                                        March 10, 1998 to                         ended
                                                        December 31, 1998                   December 31, 1999
----------------------------------------------- ----------------------------------- ----------------------------------
Carrier 1 (Switzerland)                                    $10,318,000
----------------------------------------------- ----------------------------------- ----------------------------------
North American Gateway Inc. (Canada)                         8,206,000                            827,000
----------------------------------------------- ----------------------------------- ----------------------------------
Unisource Carrier Services A.G. (Switzerland)               10,807,000
----------------------------------------------- ----------------------------------- ----------------------------------
Telecom Italia (Italy)                                                                          4,621,000
----------------------------------------------- ----------------------------------- ----------------------------------
Trans Global Network Services Ltd. (UK)                                                         2,000,000
----------------------------------------------- ----------------------------------- ----------------------------------

Although we continue to have relationships with these customers (e.g., through our annual maintenance contracts), none has placed further orders for bandwidth. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if (1) our customers build their own facilities, (2) our competitors build additional facilities, or (3) our customers are involved in further consolidations in the telecommunications industry, we could experience a reduction in the use of our services, which could have a material adverse effect on our business.

We are exposed to concentrations of credit risk to the extent that we have a limited number of customers, all of which operate in the telecommunications sector. We perform on-going evaluations of our customers' financial condition.

As at December 31, 1999 we have customer orders of $19 million which we believe to be firm and which have not been included in our revenues in 1998 and 1999. The comparable amount of backlog orders at December 31, 1998 was $5.4 million. We believe that all of the backlog orders of $19 million should be fulfilled in 2000. However, the fulfillment of these orders is dependent to some extent upon obtaining working capital financing. There are no seasonal or other material aspects of the backlog at December 31, 1999.

Since its inception, EquiTel has had contracts with seven customers for its route management services for traffic to the Russian Federation, the Middle East and the Far East. EquiTel also operates a pre-paid card service in Oman. EquiTel's revenue mainly derives from monthly traffic on its routes and usage of its services. Although EquiTel has contracts for its services, the nature of EquiTel's business means that there are no backlog orders.

We market our services to our customers through a variety of sales channels, as summarized below:

DIRECT SALES. We market our network services primarily through our direct sales force. As of December 31, 1999, our direct sales force was comprised of 5 full-time employees who focus on selling wholesale services to other long-distance carriers and resellers. We also have 6 full-time employees who concentrate on traffic services. Our existing sales force can leverage their long-term industry relationships and those of our senior management in securing sales. Our sales force is trained to serve the sophisticated needs of our customers and is in charge of maintaining existing relationships and anticipating customers' needs. We currently have sales offices in New York City, London, and Geneva.

MEDIA AND MARKETING. We use a variety of print and other media to increase our name recognition and generate new customers. We have marketing programs that include our participation in targeted industry conferences, trade shows and seminars and targeted distributions and mailings of marketing materials.

Although we intend to expand our customer base as our business grows and through acquisitions, our dependence on a relatively small number of customers may continue for the foreseeable future. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if (1) our customers build their own facilities, (2) our competitors build additional facilities, or (3) our customers are involved in further consolidations in the telecommunications industry, we could experience a reduction in the use of our services, which could have a material adverse effect on our business.

COMPETITION

The international communications industry in developed world markets is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry.

The telecommunications industry has relatively limited barriers to entry in the more deregulated countries with numerous entities competing for the same customers. We believe that competition in all of our markets is likely to increase, which could result in greater competition in telecommunications services offered in these countries. This increase in competition could adversely affect our net revenues.

At this stage of our development, many of our competitors are significantly larger than we are, and many of our competitors have:

o      substantially greater financial, technical, and marketing resources;
o      larger networks;
o      a greater ability to support the portfolio of services;
o      stronger name recognition and customer loyalty; and
o      long-standing relationships with our prospective customers.

Telemonde's major competitors for international communications bandwidth services are Gemini, MCI WorldCom, Iaxis, GTS, Level 3, Viatel, KPN/Qwest, Global Crossing and a rapidly changing number of arbitrage operators and brokers, such as Transglobal Network Services and Band-X. Telemonde differentiates its market offering through:

         o supplier independence whereby Telemonde is able to acquire bandwidth, telehousing and switched services from all of its suppliers, including its competitors, at least cost;
         o full network management of services from installation through contract life, which allows our customer to concentrate their key resource upon their core business activities; and
         o flexible financial and commercial contracts, which includes the ability to exchange bandwidth, provide flexible payment facilities and trade bandwidth for our customers capabilities which can be re-sold in the market at retail rates.

In addressing the Internet service provider market, our competitors are the major European Tier 1 carriers, such as British Telecommunications, Deutsche Telekom, France Telecom, Telecom Italia, Teleglobe and MCI WorldCom. We differentiate through:

         o the ability to customize our market offering to meet the individual needs of our customers;
         o        a market positioning that does not compete with our customers retail services, unlike many of our competitors; and
         o        the delivery of bundled content (Internet shopping, sport and other broadcast services, niche programming) and infrastructure (bandwidth, telehousing and peering facilities to the Internet backbone network) services. This provides a one-stop-shop for emerging Internet service providers where financial and resource constraints exist.

EquiTel does not aim to operate in highly competitive markets and is primarily focused upon working in partnership with the incumbent public telephone operator. As such, we do not compete in our markets with other operators but collaborate with the public telephone operator to enhance the service offering in their market.

OUR COMPETITIVE STRENGTHS. We believe that we can compete effectively in the competitive markets described above, because we have a number of competitive strengths, including:

o ESTABLISHED PRESENCE AS A NETWORK SERVICES OPERATOR. We have entered into major supply contracts for international bandwidth capacity. As a result of these contracts and discussions with prospective customers, we have established a market presence and created a market awareness of Telemonde as a participant in the carrier's carrier market. We are responsible for the delivery and maintenance of our customers' capacity. Through our subsidiary, Telemonde Networks Limited, our technical staff provide quality network services to our customers. The recent launch of telemonde.net, S.A., has brought our bandwidth and network services to the attention of European Internet service providers to meet their demands for high volume digital video, sound, software and high speed connectivity to the Internet.

o             SUPPLIER INDEPENDENCE. We do not construct network infrastructure.
              However, our strength, through our independence, is our ability to acquire lowest cost facilities at any point in time incorporating the latest technology. Also we do not compete with our customer in the retail markets, unlike most of our competitors.

o OPERATIONS AND PRESENCE IN EMERGING MARKETS. We have established operations or a presence in the emerging markets of the Russian Federation, the Middle East, and Africa. EquiTel has obtained and operates several route management contracts terminating in the Russian Federation and South East Asia. Since February 1999, EquiTel has provided intelligent networks system in Oman. EquiTel has signed a joint-venture agreement with local partners in Bangladesh and is in negotiations to place intelligent network services in Malaysia in conjunction with local partners. In addition, EquiTel plans to establish a new entity to market EquiTel's services in Asia, Africa and Middle East. These and similar operations provide the markets for our advanced communications services, that are tried and tested, enabling EquiTel to expand its revenue base and enhance the services available.

o ESTABLISHED INTELLIGENT NETWORKS PLATFORM. As discussed above, EquiTel has developed and installed a national intelligent network system in Oman. Although the Omani system currently supports pre-paid card services, the intelligent networks system is capable of providing other intelligent network services, including post-paid card services and enhanced services for voice mail, fax mail, short message services, intelligent routing and single number services. This has provided EquiTel with the experience of implementing and operating highly technical services in challenging commercial environments.

o EXPERIENCED MANAGEMENT TEAM. Our executive officers have substantial industry and management experience. Most of them have many years of experience in senior management positions in leading international telecommunications businesses. In addition, our executive officers are supported by industry-experienced management in sales, operational and technical functions. As a result, we have the skills and ability to support business growth and to effectively manage such growth.

o STRATEGIC IMPLEMENTATION IS PROGRESSING. Part of our strategy is to create an extensive international infrastructure, which will enable us to deliver a broad range of voice, data and Internet products and services to our chosen markets. As a result, we will be able to provide dedicated "turnkey" solutions to customers in the United States and Western Europe, but, in particular, we will use our infrastructure and services to enable emerging markets to access the telecommunications and Internet services of the developed world. We have made some progress in implementing this strategy. Through the acquisition and utilization of fiber optic capacity, we are creating a network in the developed markets of the United States and Western Europe. Through the acquisition of EquiTel, we have developed and we are developing business in a number of emerging markets. We are therefore well positioned for the further implementation of our strategy. We intend to create retail telecommunications companies in the emerging markets, in partnership with public telephone operators, to offer enhanced telecommunications services to those markets. We also intend to develop Internet services for commercial use in both the liberalized and emerging markets. In the emerging markets, we will supply these services over our planned international infrastructure; however, they will be marketed and supported through local partnerships.

GOVERNMENT REGULATION

As a multinational telecommunications company, we are and will be subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of these laws and regulations, differ significantly among each of the jurisdictions in which we operate and intend to operate. We can offer no assurance that our interpretation of existing applicable laws and regulations is correct. Moreover, we can offer no assurance that future regulatory, judicial or legislative changes will not have a material adverse effect on our business, financial condition or operating results or that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable regulations or that any changes in applicable laws or regulations will not have a material adverse effect on our business, financial condition or operating results.

With regard to our current operations, we either have received or have reasonable expectations of receiving the necessary licenses which we believe are required to undertake our business and to implement our short-term plans. In particular in December 1999 we received a Public Telephone Operators License from the Department of Trade and Industry in the United Kingdom, where our international operations center and network infrastructure will be based.

We can offer no assurance that our expectations concerning our ability to operate in compliance with all applicable laws and regulations are correct, that we will be able to obtain, maintain or renew the required licenses, authorizations or registrations, or that they will be issued or renewed on terms or with fees that are commercially practicable. In addition, other licenses, authorizations or registrations may be required in the future. The loss of, or failure to obtain, these licenses, authorizations or registrations or substantial limitations upon the terms of these licenses, authorizations or registrations could have a material adverse effect on our business, financial condition or operating results.

UNITED STATES FEDERAL REGULATIONS. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the FCC is required to regulate the telecommunications industry in the United States. Under current FCC policy, telecommunications carriers reselling the services of other carriers and not owning their own transmission facilities are considered non-dominant and, as a result, are subject to streamlined regulation. The degree of regulation varies between domestic telecommunications services (services which originate and terminate within the United States) and international telecommunications services, (services which originate in the United States and terminate in a foreign country or vice versa).

Non-dominant providers of domestic services do not require prior authorization from the FCC to provide service. However, non-dominant providers of international services must obtain authorization from the FCC pursuant to section 214 of the Communications Act. Although we do not require a U.S. license in order to carry out our current business, we intend to apply for an international resale license under section 214 in the near future. Once we have obtained such authorization we will be required to file a tariff with the FCC, setting forth the terms and conditions under which we provide international services. The regulatory requirements in force today impose a relatively minimal burden on us. However, we cannot provide assurance that the current regulatory environment and the present level of Federal Communications Commission regulation will continue.

UNITED KINGDOM REGULATIONS. The Telecommunications Act 1984 (the "1984 Act") provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. In 1998, the UK regulatory framework was modified to bring it in line with EU requirements, in particular its provisions on licensing, interconnection, voice telephony and leased lines. The policy of the Department of Trade and Industry and Office of Telecommunications, the UK Regulator, is to grant telecommunications licenses to all operators who meet a transparent and pre-determined set of criteria. The majority of UK licenses are either registered to offer International Simple Voice Resale or hold an individual fixed public telephone operator license.

We were granted in December 1999 a fixed Public Telephone Operators License, which covers all companies in the Telemonde Group, including EquiTel. Our subsidiary, TGA (whose assets and business were transferred to other companies in the Telemonde group), is also licensed to offer International Simple Voice Resale (ISVR) services, which permits it to buy network capacity from any inter-connecting UK operator to resell to its customers. Our Public Telephone Operators License permits us to offer a full range of fixed voice and data services using its own facilities or through leasing or interconnection of other operator facilities. Most operators who offer publicly available telecommunications services and network bearer capabilities are granted interconnection rights by the Office of Telecommunications. We received our interconnection rights in January 2000. An operator with interconnection rights is entitled to negotiate interconnection with every other operator with interconnection rights.

SWISS REGULATIONS. In Switzerland, a new telecommunications act was adopted in April 1997 and became effective on January 1, 1998. This new Act provides for the liberalization of the Swiss telecommunications market and facilitates market entry by various measures. These measures include:

o      Notice application procedure for resellers;

o Application for a procedures for operators wishing to be granted a license for the establishment and operation of the transmission facilities; and

o Providing rights of way, subject to authorization, over the public domain to facilities based carriers.

A license is required if the telecommunications service involves extensive independent use of telecommunications installations for transmission. In the absence of such extensive independent use a simple notification will be sufficient. Our current operations in Switzerland do not require a license.

OTHER GOVERNMENT REGULATIONS. Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. To illustrate, in Malaysia our partner has informed us that no license is required for telecommunications activities. However, in may countries where we operate, equipment cannot be connected to the telephone network without regulatory approval, and therefore installation and operation of our operating platform or other equipment requires such approval. In most jurisdictions where we conduct business, we rely on our local partner to obtain the requisite authority. For instance, in Bangladesh our partner has informed us of the need for a license and has applied for one on our behalf.

EMPLOYEES

At December 31, 1999, we employed a total of 43 persons. Of these, 7 are the executive officers of the Telemonde group. Telemonde Networks employs 21 persons, EquiTel employs 8 persons, telemonde.net employs 3 persons and 11 persons are employed on behalf of the entire Telemonde group.

During 1999 we progressively built up a senior management team and a group of employees with substantial industry experience, longstanding industry relationship and technical telecommunications and Internet knowledge. Competition for such personnel is intense and we may not be able to attract, motivate and retain highly skilled qualified personnel. Loss of services of key personnel could adversely affect Telemonde's business. We have, however, entered into employment agreements with members of the senior management team, in particular with Kevin Maxwell, Adam Bishop, Harry Pomeroy and with other executive officers. We are in the process of analyzing and potentially procuring "key person" life insurance policies covering Kevin Maxwell, Adam Bishop and Harry Pomeroy.


RISK FACTORS

OUR BUSINESS INVOLVES A SIGNIFICANT NUMBER OF MATERIAL RISKS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW MAY NOT BE THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY BE, OR MAY BECOME, MATERIAL AND IMPAIR OUR BUSINESS AND OPERATIONS.

DURING OUR LIMITED OPERATING HISTORY WE HAVE EXPERIENCED OPERATING LOSSES, NEGATIVE CASH FLOW FROM OPERATIONS AND NET LOSSES.

We were organized in March 1998 and have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. We have incurred operating losses and negative cash flow since our inception. For the year ended December 31, 1998 and for the year ended December 31 1999, Telemonde had operating losses of $11,649,000 and $41,214,000 respectively. Despite recognizing $37,496,000 in revenues, Telemonde incurred a deficit on total stockholders' equity of $4,474,000 for the period from March 10, 1998 (the date of inception) through December 31 1999. We expect to continue to incur operating losses and negative cash flow in 2000 as we build our networks and expand our services and customer base.

The continuation and magnitude of our operating losses and negative cash flows in the future will be affected by a variety of factors, including:

              o The ability to put in place working capital facilities and to increase our capital base.
              o   The rate at which we add new customers and the prices those customers pay for our bandwidth and internet services.
              o   The mix of our business, including, among other factors, the proportion of IRUs compared to leases and short term rentals we sell to our customers.
              o The ability and cost to obtain transatlantic and other bandwidth capacity; in particular the cost of bandwidth under the major supplier agreements currently under re-negotiation.
              o Customer payment terms where customers require a deferred payment plan for their purchase of our IRUs.
              o The speed and extent to which we add networking and other related services, including but not limited to our telehousing facilities, to our portfolio of products and services.
              o The ability to predict demand for our networking and other related services, including but not limited to our telehousing facilities.
              o The ability of our local relationships in emerging markets to support our customers and meet our obligations.
              o The completion of our planned networks and infrastructure and the expansion of our networks generally, with completion being achieved by currently expected completion dates.
              o General economic, financial, competitive, legislative, regulatory, licensing, and other factors that are beyond our control.

We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs through flexible supplier payments, the issuance of debt and the proceeds from sales of shares of common stock.

OUR BUSINESS REQUIRES SIGNIFICANT AMOUNTS OF CAPITAL AND INFRASTRUCTURE EXPENDITURES AND OUR EXISTING WORKING CAPITAL FACILITIES ARE INSUFFICIENT TO MEET OUR NEEDS.

We expect to continue to make capital expenditures over the next few quarters building our infrastructure and in organizing our bandwidth and switched services businesses. This includes the purchase of bandwidth capacity for our own networks, for planned leasing and rental business, and to meet our customers' requirements. We hope to fund these expenditures from short-term bridge financing, vendor financing and from planned equity funding, as well as from proceeds of future sales.

Beyond the initial amount, we will incur additional capital expenditures to support our projected growth of the bandwidth business. In particular, we aim to significantly grow our bandwidth leasing and rental business by purchasing additional bandwidth capacity to be leased to our customers. We expect to meet the cash requirements of our capital expenditures from:

              o   cash flow from fiber sales and operations;
              o   income from route management operations;
              o   income from our intelligent network services;
              o   additional equity and/or debt financing; and
              o   supplier financing, if available.

Our failure to accomplish any of the foregoing sources may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected with a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

We currently do not have the capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects and could jeopardize our existence. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding inevitably leads to pressure from suppliers which weakens our commercial position. In addition, it could result and has resulted in formal events of default, which could endanger us, especially if this supplier flexibility ceased to be available. It is for this reason that we plan to seek substantial external debt and equity funding.

TELEMONDE HAS A SIGNIFICANT LEVEL OF INDEBTEDNESS.

We have incurred a high level of debt. As of December 31, 1999, Telemonde and EquiTel had a combined $103,047,000 in total liabilities, including:

              o $78,244,000 to capacity suppliers relating to undrawn bandwidth;
              o   $7,284,000 to all other suppliers; and
              o   $4,445,000 owed to CCL under a Capacity Option Agreement.

The amount of our debt could have important consequences for our future, including, among other things:

              o cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;
              o   payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations; and
              o   restrictive debt covenants may impair our ability to obtain additional financing.

We have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. We cannot assure you that we will be able to successfully renegotiate terms of our agreements or refinance our indebtedness when required.

WE ARE CURRENTLY NEGOTIATING DEBT FINANCE AND ARE PLANNING EQUITY RAISING.

We are in discussions with investment bankers for the potential provisioning of short-term debt and equity financing. The amount of financing which is required to meet our commitments is significant. We cannot assure you that our current negotiations and discussions will be successful. Failure to successfully complete our current negotiations and discussions will not only impair our ability to develop our business but may also result in the termination of our operations.

WE HAVE RECENTLY NEGOTIATED THE MAIN TERMS OF OUR TWO SUPPLIER AGREEMENTS BUT THE NEW SUPPLIER CONTRACTS ARE STILL TO BE FINALIZED.

The existing agreements with our two major bandwidth suppliers were signed in 1998 and 1999. Since then, the market prices for bandwidth have fallen significantly. This market decline has resulted in our being unable to draw down and sell bandwidth capacity above costs.

We have recently re-negotiated the main terms of these agreements with our two suppliers. Letters of Intent have been executed between the two suppliers and ourselves. Further negotiations with one of these two suppliers has recently resulted in execution of a Standstill Letter and in execution of a Capacity Swap Letter of Intent. The terms in these agreements enable us to draw down future capacity at prices, and with network flexibility choices, which will enable us to grow and develop our business. They establish new terms for drawing down capacity, for future payments for capacity, and waive past events of default.

We cannot assure you that the two re-negotiated letters of intent will be contractually closed. In the event that they are not closed, the existing contracts will remain in force. We are currently behind with our payments based upon the existing contracts and would therefore have to rely on the suppliers' flexibility in rescheduling payment terms. The events of default under the existing contracts could endanger our existence.

OUR RECENTLY ANNOUNCED ACQUISITION OF GLOBAL COMMUNICATION (HOLDINGS) LIMITED HAS NOT TAKEN EFFECT AND IS UNLIKELY TO PROCEED.

In the fourth quarter of 1999, we announced that we had reached an agreement to acquire 100% of Global Communications (Holdings) Limited, a UK based Internet applications services provider. This agreement, which we signed, contains a number of conditions before completion of the acquisition may occur. In particular, the acquisition is dependent upon the ability to raise substantial amounts of capital in order to fund the acquisition. The acquisition has not taken effect and is unlikely to proceed.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

The loan facility between Telemonde and Communications Collateral Limited ("CCL") restricts our ability to pay dividends on our common stock. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay dividends at any time in the foreseeable future. See Part II, Item 5, "Dividend Policy".

WE HAVE NOT YET COMPLETED OUR TRANSITION FROM A DEVELOPMENT STAGE COMPANY TO AN OPERATING COMPANY.

We are still a development stage company. It is anticipated that our network and operations center will be established in 2000. Although our senior management team has substantial industry knowledge and experience, this team has been built up during the course of 1999 and has only recently been completed. EquiTel was formed in late 1998, signed its initial customer contracts in 1999 and still needs to be fully integrated into Telemonde.

The transition from a development stage company to an operating company places significant demands on our management and operations. We are in the process of expanding the management and operational capabilities necessary for this transition. Our ability to manage this transition successfully will depend on, among other things:

              o expanding, training and managing our employee base, including attracting, retaining and motivating highly skilled personnel;
              o creating customer interface and operations, administrative and maintenance systems;
              o procuring terrestrial capacity to provide connectivity to inland cities.

There can be no assurance that we will succeed in developing all or any of these capabilities, and any failure to do so could have a material adverse effect on our results of operations.

WE CURRENTLY RELY ON A RELATIVELY SMALL NUMBER OF MAJOR CUSTOMERS.

A relatively small number of customers currently account for a significant amount of our total revenues. In our bandwidth business three customers accounted for over 90% of our revenues in

1999. Although we intend to expand our customer base as our business grows and through acquisitions, this dependence on a relatively small number of customers may continue for the foreseeable future.

Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if (1) our customers build their own facilities, (2) our competitors build additional facilities, or (3) our customers are involved in further consolidations in the telecommunications industry, we could experience a reduction in the use of our services, which could have a material adverse effect on our business.

THE DOMESTIC AND INTERNATIONAL TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The telecommunications industry is highly competitive and is influenced significantly by the marketing and pricing decisions of the larger industry participants. The industry has relatively limited barriers to entry in the more deregulated countries with numerous entities competing for the same customers. We believe that competition in all of our markets is likely to increase, which could result in greater competition in telecommunications services offered in these countries. This increase in competition could adversely affect our net revenues.

At this stage of our development, many of our competitors are significantly larger than we are, and many of our competitors have:

              o substantially greater financial, technical, and marketing resources;
              o   larger networks;
              o   a greater ability to support the portfolio of services;
              o   stronger name recognition and customer loyalty; and
              o   long-standing relationships with our prospective customers.

We expect that competition in the international telecommunications market will intensify in the future. We compete with other international "carriers' carriers" and submarine cable owners with regard to bandwidth sales, leasing and switch services. In addition to competition from companies offering similar services, we may also become subject to competition from existing geosynchronous satellites as well as low-earth orbit satellite systems that are currently under construction. The telecommunications industry will continue to experience rapid changes in technology. Our future success may depend on our ability to adapt to these changes in the industry. A failure by us to adopt new technology, or our choice of one technological innovation over another, may have an adverse impact on our ability to compete or meet customer demands.

OPERATION OF TELECOMMUNICATIONS NETWORKS INVOLVES SIGNIFICANT RISKS.

Each of our systems will be subject to the risks inherent in a large-scale, complex fiber optic telecommunications system. The operation, administration, maintenance and repair of these systems require the co-ordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. There can be no assurance that our systems will function as expected or in a cost-effective manner.

The submarine fiber optic cables are subject to additional risks. Outages can occur at sea from anchor drag and fouling by fishing vessel gear over which we have little or no control and for which repair times can be long. However, our planned network will provide for transferability on both the Gemini and Global Crossing cables. Therefore, when our network is installed, any breaks in the cable loop will not interfere with our system's ability to transmit traffic successfully. This will give our engineers time to work with the cable owner to resolve the problem associated with the break in the cable loop.

WE ARE SUBJECT TO ADDITIONAL RISKS DUE TO OUR INTERNATIONAL OPERATIONS.

We will derive substantial revenues from international operations and a key element of our business strategy is to expand our operations in international markets. Accordingly, our business is subject to certain risks inherent in international operations. These risks include:

              o unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;
              o   difficulties in staffing and managing overseas operations;
              o   problems in collecting accounts receivable;
              o   political risks;
              o   fluctuations in currency exchange rates;
              o foreign exchange controls which restrict or prohibit repatriation of funds;
              o   technology export and import restrictions or prohibitions;
              o   delays from customs brokers or government agencies; and
              o potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.

During our limited operating history we have not experienced any material adverse effects with respect to our overseas operations arising from such factors. However, problems associated with such risks could arise in the future. Finally, managing operations in multiple jurisdictions will place further strain on our ability to manage our overall growth.

In addition, EquiTel's targeted markets are in emerging markets, including Africa, the Middle East, most of the Asia Pacific region, the Indian sub-continent, Southern and Central America, and parts of Eastern Europe. Political and social instability is widespread in many such areas and EquiTel is subject to greater risks and potential losses due to unexpected changes in political regimes.

We rely on local relationships in these emerging markets to support our customers. Failure on the part of our local contacts to fulfill their obligations may harm our reputation, business and operations. We, and in particular our switched services business, utilize local persons to market our services and provide local training and support. The quality of the local training and support may be inconsistent and may not reach our "benchmark" of quality service levels. In this event, customer relations, and possible future business, may be jeopardized. In addition, our senior management may be diverted to remedy the failure of our local relationships and this diversion may impede other projects.

A portion of our net revenue and expenses is denominated, and is expected to continue to be denominated, in currencies other than United States dollars. Changes in exchange rates may have a significant effect on our results of operations. Historically, we have not engaged in hedging transactions, and currently do not contemplate engaging in hedging transactions, to mitigate foreign exchange risk.

Telemonde's results of operations may be affected by fluctuations in currency exchange rates. While all revenues have been earned in U.S. Dollars, a portion of operating costs are incurred in currencies other than U.S. Dollars, such as Pounds Sterling. A partial mismatch in operating revenues and expenses could lead to fluctuations in results of operations due to changes in the value of the U.S. Dollar relative to foreign currencies. Although we continue to have a relationship with these customers, for instance through their annual maintenance contracts, they have not to date placed further orders with us for bandwidth capacity.

There will also be currency gains or losses on translation of EquiTel's financial statements, which as a UK company are initially prepared in pounds sterling, into US dollars for consolidation into Telemonde, Inc.'s consolidated financial statements.

TELEMONDE'S OPERATIONS ARE SUBSTANTIALLY DEPENDENT ON KEY PERSONNEL.

Telemonde's success will depend to a significant degree upon the efforts of senior management, particularly Kevin Maxwell, Adam Bishop, Harry Pomeroy and a group of employees with longstanding industry relationships and technical knowledge. Competition for such personnel is intense and we may not be able to attract, motivate and retain highly skilled qualified personnel. Loss of services of one or more key personnel could adversely affect Telemonde's business. We have, however, entered into employment agreements with Kevin Maxwell, Adam Bishop, Harry Pomeroy and with other executive officers. We are in the process of analyzing and potentially procuring "key person" life insurance policies covering Kevin Maxwell, Adam Bishop and Harry Pomeroy.

CERTAIN OF OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH TELEMONDE.

Certain of our directors and executive officers also serve as officers and directors of other companies. Additionally, certain of our officers and directors are active investors in the telecommunications industry. Although these directors have fiduciary obligations to Telemonde under Delaware law, service as a director or officer of Telemonde and as a director or officer of another company could create conflicts of interest. In particular, we have an advisory agreement with Sands Brothers, of which Mark Hollo is the managing director. Mr. Hollo's duties as a manager at Sands Brothers could be in conflict with his duties as a Telemonde board member. Any of these conflicts of interest could have a material adverse effect on our financial condition. Telemonde has not adopted special voting procedures to deal with such conflicts of interest and resolution of these conflicts may be unfavorable to Telemonde but intends to adopt such procedures in the near future.

TELEMONDE MAY BE ADVERSELY AFFECTED IF WE DO NOT SUCCESSFULLY MANAGE THE EXPANSION OF OUR BANDWIDTH AND SWITCHED SERVICES BUSINESS AND OUR EXPANSION INTO NEW MARKETS AND SERVICES.

In conjunction with our acquisition of EquiTel, we intend to expand our switch services business at a rapid rate. We expect switched services to be a significant source of growth and revenues in the future. In addition, we plan to offer new telecommunications services, expand and interconnect its service in its existing markets, and enter new markets. If we are not successful in implementing these changes, our operating results will be negatively impacted.

Our ability to manage this expansion depends on many factors, including the ability to:

              o attract new customers and sell new services to existing customers;
              o   expand our network and available bandwidth design;
              o   acquire and install transmission and switching facilities;
              o   obtain any required governmental permits and rights-of-way;
              o   implement interconnection with local exchange carriers;
              o   expand, train and manage our employee base;
              o improve our financial, operating and information systems to effectively manage our growth;
              o   acquire suitable telehouse facilities; and
              o accurately predict and manage the cost and timing of our capital expenditure programs.

Even if we are successful in completing the infrastructure to support our expanded business, that business may not be profitable and may not generate positive cash flow.

OUR SHORT-TERM SUCCESS WILL DEPEND SUBSTANTIALLY ON OUR SALES OF BANDWIDTH, WHICH PRICES MAY DECLINE DUE TO THE AVAILABILITY OF INCREASED CAPACITY.

Our short-term success will depend substantially on sales of bandwidth on our network and on the prices of such bandwidth sales. The sale of bandwidth and the associated maintenance revenues have accounted for the bulk of our revenues during 1999 and expected to continue that way at least through the first half of 2000.

We cannot be certain that we will continue to be successful in selling capacity on our networks. Our ability to continue to sell capacity will depend in large part upon our sales and marketing capabilities. We have assembled an experienced and dedicated sales and marketing staff and we depend upon the ability of such employees to effectively market and sell capacity. However, we cannot be certain that we will be able to effectively sell capacity on our network. If we are unable to effectively sell capacity on our network, our operational results could be negatively affected.

A number of companies have plans to construct new submarine and terrestrial fiber optic systems. The additional capacity may create a glut in the market and cause prices to drop dramatically which could have an adverse impact on our revenues and operational results. Prices have fallen significantly in recent quarters for trans-Atlantic bandwidth, and this trend may continue. In the European terrestrial market, lead times are short and there is significant competition from new or upgraded systems. Therefore, it is possible that there will be significant over-capacity in the European market and that prices may fall significantly in the short-term.

In particular, we have made, and will make in the future, commitments to suppliers to obtain bandwidth capacity. Market price reductions reduce and can eliminate the expected margin on bandwidth sales over the purchase price from the supplier. In addition, we would need to seek price reductions from our suppliers for future bandwidth capacity purchases in order to restore margins and the outcome of such negotiations are inevitably uncertain. Therefore our business, financial condition, and operation results could be materially and adversely affected by market price declines, now and in the future. We intend to purchase additional capacity on other cable systems around the world, but to date have yet entered into any written agreements or negotiations with companies to purchase this capacity. Any glut in the market or reduction in market price could also affect our ability to obtain and sell capacity or to swap a portion of our existing capacity for new capacity on other cable systems at the expected margins.

WE HAVE NOT YET OBTAINED THE LICENSES WE NEED TO OFFER ALL OF OUR PROJECTED PRODUCTS AND SERVICES.

Many of our planned products and services require licenses, registrations, and authorizations in the relevant jurisdictions in which we operate and plan to operate. For example, the provision of networking, leasing, and route management services require government licenses in many jurisdictions.

One of our subsidiaries, TGA (whose assets and business were transferred to other companies in the Telemonde group) has a ISVR license. We were granted in December 1999 a fixed Public Telephone Operators License, which covers all companies in the Telemonde group, including EquiTel. We also intend to apply for a US international resale section 214 license in the near future to cover both EquiTel and Telemonde. In addition, EquiTel sometimes needs to apply for local licenses in overseas countries where it is providing route management and card services contracts.

We can offer no assurance that our expectations concerning our ability to operate in compliance with all applicable laws and regulations are correct, that we will be able to obtain, maintain or renew the required licenses, authorizations or registrations, or that they will be issued or renewed on terms or with fees that are commercially practicable. In addition, other licenses, authorizations or registrations may be required in the future. The loss of, or failure to obtain, these licenses, authorizations or registrations or substantial limitations placed upon the terms of these licenses, authorizations or registrations could have a material adverse effect on our business, financial condition or operating results.

WE DEPEND ON LOCAL CONNECTIONS THAT MAY BE DIFFICULT AND EXPENSIVE TO OBTAIN.

We offer customers end-to-end management of the circuit and termination at local sites. Therefore, we must provide backhaul capacity and local connectivity. However, there can be high and unexpected costs in providing local connections due to initial installation costs, annual local tail rentals, lack of availability of fiber between connection points, difficulty in obtaining permission to install fiber and a small number of alternative suppliers. In addition, local connection agreements may be subject to local regulations. We may not be able to obtain backhaul and local connectivity at rates that are both competitive and profitable.

GOVERNMENT REGULATIONS SIGNIFICANTLY AFFECT OUR BUSINESS AND NEW LAWS COULD HARM OUR OPERATIONS.

As a multinational telecommunications company, we are and will be subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of these laws and regulations, differ significantly among each of the jurisdictions in which we operate and intend to operate. We can offer no assurance that our interpretation of existing applicable laws and regulations is correct. Moreover, we can offer no assurance that future regulatory, judicial or legislative changes will not have a material adverse effect on our business, financial condition or operating results or that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable regulations or that any changes in applicable laws or regulations will not have a material adverse effect on our business, financial condition or operating results.

THE EXPECTED CONTINUED GROWTH IN THE INTERNET SERVICE PROVIDER MARKET AND THE USE OF THE INTERNET MAY NOT MATERIALIZE OR MAY MATERIALIZE IN A MANNER WE HAVE NOT ANTICIPATED.

The Internet service provider market is new and rapidly evolving. Whether, and the manner in which, the market for our products and services to Internet service providers will continue to grow is uncertain. Any decline in the Internet service provider market will adversely affect our business. Our business would be damaged if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

              o   access costs;
              o   inadequate network infrastructure;
              o   security concerns;
              o uncertainty of legal and regulatory issues concerning the use of the Internet;

              o   inconsistent quality of service; and
              o   lack of availability of cost-effective, high-speed service.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could, in the future, grow more slowly or decline. This could adversely affect our business.

We have recently begun offering terrestrial network platforms and high-speed Internet connectivity, based upon the supply of fiber optic bandwidth between New York, London and other European cities. We intend to expand our services worldwide and we anticipate offering a full-range of global connectivity solutions for European Internet and Multimedia Service Providers over our existing global network infrastructure, as well as specialist and geographic Internet packages for our customer base in emerging markets. We have limited experience in the Internet business and there can be no assurances you that we will successfully establish or expand the business. Currently, we only provide capacity to one European Internet service provider.

The market for network platforms and value-added Internet services is extremely competitive. Our primary competitors include other telecommunications businesses that have a significant national or international presence. Many of these carriers have substantially greater resources, capital and operational experience than we do. We also expect we will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services. In addition, we will require substantial additional capital to make investments in our Internet operations, and we may not be able to obtain that capital on favorable terms or at all.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER.

If we do not successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or if new technologies or enhancements used or developed by us do not gain market acceptance, our business could be damaged. The telecommunications industry, including the Internet, is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and rolling-out our services:

              o   effectively use and integrate leading technologies;
              o   continue to develop our technical expertise;
              o develop new products and services that meet changing needs of telecommunications industry and Internet service providers;
              o   have the market accept our services;
              o   advertise and market our products and services; and
              o influence and respond to emerging industry standards and other changes.

We cannot assure you that we will successfully be able to use new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies or enhancements used by us will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. In addition, we cannot assure you that, if required, we will successfully adapt our network and services to alternate access devices and conduits.

INCREASED COMPETITION IN THE PRE-PAID CARD BUSINESS MAY FORCE US TO LOWER OUR PRICES AND IN TURN MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.

Our operations relating to the pre-paid card business face a number of risks, which include:

              o the increased entry into the market by pre-paid card vendors, including vendors that are larger than us;
              o our reliance on independent distributors to place pre-paid cards in retail outlets;
              o our inability to create exclusive pre-paid phone card distribution arrangements in certain markets;
              o   the availability of alternative telephony methods;
              o   the cost sensitive nature of consumer demand; and
              o the lack of customer loyalty to any particular pre-paid card company.

Many of these risks may cause prices to drop throughout the pre-paid card industry. Because we depend on informal relationships with independent distributors to market and sell our products, increased competition and lower prices could force us to further lower our prices to continue to sell pre-paid cards to these distributors. We cannot guarantee that we will be able to continue to provide competitively priced pre-paid cards to our distributors or that lower prices in the pre-paid card marketplace will not have a negative effect on the results of our operations.

OUR PRE-PAID CARD BUSINESS IS DEPENDENT ON A SMALL NUMBER OF DISTRIBUTORS, AND WE MUST RETAIN OUR CURRENT DISTRIBUTORS OR RECRUIT ADDITIONAL DISTRIBUTORS IN ORDER TO REMAIN SUCCESSFUL.

We must distribute our pre-paid cards through wholesale distributors. As a result, our success is largely dependent on our ability to recruit, maintain and motivate a network of individual distributors. As part of our growth strategy we would like to increase the retail distribution of our products and services by expanding our distribution network in new markets. We cannot guarantee that we will successfully recruit, maintain and motivate individual distributors or prevent our distributors from marketing other pre-paid cards, and, if we are unable to do this, it could have a negative effect on our business, financial condition and result of operations.

We recruit a variety of types of distributors, including but not limited to:

              o persons who currently distribute other types of products to retail outlets; and
              o individuals that we believe have the necessary sales and marketing skills to promote our products.

We typically identify and recruit these distributors through existing distributors, retail outlets, telemarketing and other promotional activities and through direct inquiries from potential distributors.

WE MAY NOT SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITIONS AND WE MAY NOT SUCCESSFULLY COMPLETE OR INTEGRATE FUTURE ACQUISITIONS.

A key element of our business strategy is to acquire or make future investments in complementary assets and businesses. A major portion of our future growth will be as a result of such acquisitions. Acquisitions, including our recent acquisitions of EquiTel and TGA (whose assets and business were transferred to other companies in the Telemonde group) and strategic investments involve financial and operational risks. In order to effect an acquisition we may incur indebtedness and will need to service that indebtedness or we may need to issue additional equity, which will lead to dilution. An acquisition may not provide the benefits originally anticipated while we continue to incur operating expenses. There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions and strategic investments with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such strategic investments and acquisitions. We cannot guarantee that we successfully will:

              o identify attractive acquisition and strategic investment candidates;
              o complete and finance additional acquisitions on favorable terms; or
              o   integrate the acquired businesses or assets into our own.

We cannot guarantee that the integration of our business with any acquired business, including the business of EquiTel and the leased carrier hotel facilities, will be accomplished smoothly or successfully, if at all. If we encounter significant difficulties in the integration of the existing services or technologies or the development of new technologies, resources could be diverted from our development, and delays in our development could occur. Successful integration of operations and technologies requires the dedication of management and other personnel which may distract their attention from our day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities.

In a strategic investment where we acquire less than a majority interest in a company, we may lack control over the operations and strategy of the business, and we cannot guarantee that such lack of control will not interfere with the integration of services and distribution channels of the business with our own. For example, EquiTel currently holds 49% of the issued share capital of Desert Telecommunications Services LLC. On November 8, 1999, EquiTel entered into a letter of intent to acquire from 16% to 51% of Desert Telecommunications Services from our local partner. On January 1, 2000, EquiTel's profit share from the joint venture was increased to 75%. EquiTel is responsible for the day-to-day operations of these intelligent network services, but so long as our local partner maintains a controlling interest in Desert Telecommunications Services, he may be able to curtail our management. We cannot assure you that EquiTel will successfully consummate the acquisition of a controlling interest in Desert Telecommunications.


WHERE YOU CAN FIND MORE INFORMATION

We filed a Form 10, General Form for Registration of Securities pursuant to
Section 12(b) or 12(g) of the Securities Exchange Act of 1934, on November 15, 1999. We filed an amendment to the Form 10 (Form 10/A-1) on March 3, 2000, which updates our information to January 14, 2000, the date the Form 10 became effective with the SEC.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and will file periodic reports, and other information relating to our business, financial statements and other matters with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W. Washington, D.C. 20549 or at the SEC's regional offices at 7 World Trade Center, New York, New York 10048 and Citicorp Center, 5-West Madison Street, Chicago, Illinois 60661. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms and their copy charges.

We maintain a web site on the Internet, which gives selected information about our business. The Internet address of our web site is: http://www.telemonde.com

GLOSSARY OF CERTAIN TELECOMMUNICATIONS TERMS

         ASYNCHRONOUS TRANSFER MODE (ATM) - A switching and transmission technology that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bits of a standard fifty-three bit-long packet or cell. ATM-based packet transport was specifically developed to allow switching and transmission of mixed voice, data and video at varying rates. The ATM format can be used by many different information systems.

         BANDWIDTH - The range of frequencies that can be passed through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information-carrying capacity of such medium. For fiber optic transmission, electronic transmitting devices determine the bandwidth, not the fibers themselves. Bandwidth is measured in Hertz (analog) or Bits Per Second (digital).

         BIT - A binary unit of information that can have either of two values, 0 or 1. Higher amounts of binary digit are:

              o   kilobit = 1,000 bits
              o   megabit = 1 million bits
              o   gigabit = 1 billion bits
              o   terabit - 1 trillion bits

         BPS - Bits per second. This is the basic measuring unit of speed in a digital transmission system. The number of bits that a transmission facility can convey between a sending location and a receiving location in one second.

         CAPACITY - The information-carrying ability of a telecommunications system, as defined by its design (number of fibers, system length, and opto/electronic equipment) and its deployed equipment (amount of opto/electronics in the station) and measured in bits per second. Capacity is sold in discrete units, usually system interface levels such as DS-3s and STM-1s, that in the aggregate are the equivalent of total system capacity.

         CARRIER - A third party provider of communications services by wire, fiber or radio.

         CARRIER HOTEL - A building (or part of a building) that has either been specifically designed and built or has been adapted, for use by telecommunications companies to meet their specific requirements.

         DENSE WAVELENGTH DIVISION MULTIPLEXING (DWDM) - Similar technology to WDM, except permitting a larger number of constituent spectrum colors to be signal carrying, thus further expanding fiber optic cable capacity.

         DIGITAL - A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal. The precise signal transitions preclude any distortion such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission.

         DS-3 - Data transmission rate of approximately 45 Mbps.

         GBPS - Gigabit per second, which is a measurement of speed for digital signal transmission expressed in billions of bits per second.

         INDEFEASIBLE RIGHT OF USE (IRU) - A measure of currency in the fiber optic cable business. The owner of an IRU has the right to use the capacity for the time and bandwidth to which the IRU applies. In telecommunications, an IRU is the effective long term lease (temporary ownership) of the capacity of an international cable.

         INTERNET - Interconnected computer networks, originally known as the Defense Advanced Research Projects Agency connecting government and academic sites. It currently links about 50 million people worldwide who use it for everything from scientific research to simple electronic mail.

         INTERNET SERVICE PROVIDER - A company that provides individuals and companies with access to the Internet and to other related services such as website access and hosting.

         INTERNET PEERING - An agreement between two carriers for the exchange of Internet traffic between their networks and onwards, covering the physical interconnect as well as the financial terms of the interconnect where applicable.

         INTRANET - A private network that uses Internet software. An Intranet is a private Internet reserved for use by people who have been given the authority and passwords necessary to use that network Internet Protocol. A standard which describes software that keeps track of Internet addresses, routes outgoing messages and recognizes incoming messages.

         LOCAL LOOP OR TAIL - The local loop or tail is that portion of the local telephone network that connects the customer's premises to the local exchange provider's central office or switching center. This includes all the facilities starting from the customer premise interface which connects to the inside wiring and equipment at the customer premise to a terminating point within the switching wire center.

         MULTIMEDIA - The electronic conversation between two or more people or groups of people in different places using two or more types of digitally integrated communication for voice, sound, text, data, graphics, video, image or presence at the same time. Applications include conferencing, presentations, training, referencing, games, etc.

         MULTIPLEXING - An electronic or optical process that combines two or more lower bandwidth transmissions into one higher bandwidth signal by splitting the total available bandwidth into narrower bands (frequency division) or by allotting a common wavelength to several transmitting sources one at a time in sequence (time division).

         OPTICAL FIBERS - Thin filaments of glass through which light beams are transmitted. Enormous capacity, low-cost, low-power consumption, small space, light-weight, insensitivity to electromagnetic interference characterize this transport media.

         PHYSICAL POINT OF PRESENCE (POP) - A place where a telecommunications carrier has a physical presence for access to its network.

         PUBLIC TELEPHONE OPERATOR (PTO) - Originally a government owned national provider of telecommunications services. In countries where deregulation has occurred, the public telephone operator may be privatized whereas in countries where deregulation has not occurred, the public telephone operator remains government owned.

         STM (SYNCHRONOUS TRANSFER MODE) - New term for traditional Time Division Multiple switching to distinguish it from ATM.

         STM-1 - The largest standard circuit unit of capacity, which consists of 155 Mbps. Thus, each Gbps contains enough capacity for 6.4 STM-1 circuits. While capacity is sold to the largest telecommunications companies in minimum investment units equal to one STM-1 unit, most telecommunications companies buy smaller units at a price higher than the equivalent STM-1 price.

         SWITCH - A sophisticated computer that accepts instructions from a caller in the form of a telephone number. Like an address on an envelope, the numbers tell the switch where to route the call. The switch opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnection circuits to form a transmission path between users. Switches allow local telecommunications service providers to connect calls directly to their destination, while providing advanced features and recording connection information for future billing.

         SYNCHRONOUS DIGITAL HIERARCHY (SDH SONET) - SDH SONET is a set of standards for optical communications transmission systems that define optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SDH SONET facilitates transmission between dissimilar vendors' equipment and benefits customers by minimizing the equipment necessary for telecommunications applications. SDH SONET also improves the reliability of the Local Loop connection, historically one of the weakest links in the transmission of information.

         WAVELENGTH DIVISION MULTIPLEXING (WDM) - A multiplexing technique which employs more than one light source and director operating at different wavelengths and simultaneously transmits optical signals through the same fiber while message integrity of each signal is preserved.


ITEM 2.  PROPERTIES.

As of the date of this filing, Telemonde owned none of its office or operations facilities. All of Telemonde's operations were located at leased properties, as set forth below.

               LOCATION                                              TYPE
  TELEMONDE GROUP (INCLUDING EQUITEL)
      London, England
         40 Portman Square                                          Office
         Aylesbury Street                                         Telehouse
         Harbour Exchange, London Docklands                       Telehouse
         Coriander Avenue, London Docklands                       Telehouse
      New York, New York
         230 Park Avenue                                            Office
         8th Avenue                                               Telehouse
         Hudson Street                                            Telehouse
  TELEMONDE NETWORKS LIMITED
      London, England                                             Switching
  telemonde.net
      Geneva, Switzerland                                           Office
  DESERT TELECOMMUNICATIONS SERVICES, LLC
      Muscat, Oman                                                  Office


Telemonde group's executive and administrative offices are located in London. EquiTel leased this space from its landlord on March 1, 1999 for a period of seven (7) years. The costs of the lease are allocated between Telemonde and EquiTel. Telemonde has recently relocated its New York office to 230 Park Avenue. Effective March 2, 2000, Telemonde will lease this property for an initial period of approximately four (4) months ending July 31, 2000. Previously, the New York office of Telemonde was located at 200 Madison Avenue. After negotiation with the property owner, Telemonde terminated this 200 Madison Avenue lease in January 2000 and has satisfied its obligations in full to the property owner.

In London and New York, Telemonde leases "telehouse" facilities to house the routing and switching equipment that operates Telemonde's network and interconnects it to the networks of other carriers. Telemonde's present telehouse facilities also contain space that can be used to house equipment to operate its local networks in London and New York when those networks are developed. Telemonde generally leases telehouse facilities for periods of one year and renews the leases annually.

On November 8, 1999, Telemonde Networks Limited entered into a lease with Global Switch (London) Limited for space in the London Switch Building, East India Dock. This facility will be used for switching traffic on Telemonde's network, as well as providing network switching services to other carriers. Telemonde's lease with Global Switch is contingent upon the termination of a third party's prior lease for the same space. We believe this condition will be fulfilled in the near future, permitting Telemonde to use the switch facility.

We consider the offices and facilities described above to be appropriate for the current position and size of the business. They enable us to market our services, serve our customers, house our employees and fulfill our contracts in a satisfactory manner. As our business grows, we will need to lease additional space for our equipment, network and employees.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 8, 1999, the stockholders of Telemonde, Inc., a Nevada corporation ("Telemonde (Nevada)"), held a special meeting to approve the merger of Telemonde (Nevada) with and into Telemonde, Inc., a Delaware corporation and the existing Telemonde, Inc. corporation ("Telemonde (Delaware)"), which was then a wholly-owned subsidiary of Telemonde (Nevada). The purpose of the merger was to change Telemonde's domicile from Nevada to Delaware. Under the terms of the merger, each share of common stock of Telemonde (Nevada) was converted into and exchanged for the right to receive one share of common stock of Telemonde (Delaware). At the special meeting, 55,930,333 shares of Telemonde (Nevada) common stock were issued and outstanding and entitled to vote and 31,147,000 shares were represented at the special meeting by proxy. The merger was approved by 31,147,000 shares of Telemonde (Nevada) common stock, which equaled 56% of the voting power. No stockholder of Telemonde (Nevada) exercised his right to dissent from the merger, which right was available under Nevada law. Stockholder approval by Telemonde (Nevada), as the sole stockholder of Telemonde (Delaware), was not required under Delaware law because Telemonde (Delaware) was the surviving corporation.

No other matter was submitted to a vote of stockholders of Telemonde during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

HOLDERS

The approximate number of record holders of common stock of Telemonde, Inc. at December 31, 1999 was 45.

DIVIDEND POLICY

We have never declared or paid any dividends on our common stock and we do not anticipate paying cash dividends on the common stock in the foreseeable future. We do not expect to generate any net income in the foreseeable future but anticipate that future earnings generated from operations, if any, will be retained to finance the expansion and continued development of our business. Moreover, the loan facility between Telemonde and Communications Collateral Limited restricts our ability to pay dividends on our common stock. Any future dividends will be at the discretion of the board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the board of directors may deem relevant.

PRICE RANGE OF COMMON STOCK

During 1999 our common stock was traded on the NASD Over-the-Counter Bulletin Board under the symbol "TLMD." In January 1999 the SEC approved a proposed OTC Bulletin Board eligibility rule, which permits only those companies that are required to make current filings under the 1934 Act with the SEC to be quoted on the OTC Bulletin Board. In order to be required to make filings under the 1934 Act, an issuer must register its class of securities under either the 1933 Act or the 1934 Act. Further, the registration statement used to register the securities must have cleared all comments with the SEC and must be effective. Under the eligibility rule, we had until March 9, 2000 to meet these requirements. To register our securities under the 1934 Act, we filed a Registration Statement on Form 10 with the SEC on November 15, 1999, and received comments from the SEC on January 4, 2000. Our Amendment to the Form 10 (Form 10/A-1), along with our formal response letter to the SEC Comments, was filed on March 3, 2000. As of the date of this filing, we are awaiting further comments or a no comment letter from the SEC. Accordingly, because we had not cleared all comments with the SEC by March 9, 2000, we have been removed from the OTC Bulletin Board and are currently trading on the National Quotation Bureau's Electronic Quotation Service (EQS) Pink Sheets.

The following table provides the reported high and low sales prices for our common stock on the NASD Over-the-Counter Bulletin Board for the quarterly periods indicated. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions. The stock is not traded on any foreign public trading markets.

                                                          High           Low
                                                          ----           ---
Fiscal 1999
         Fourth Quarter                                    4.25           2.13
         Third Quarter                                     7.63           3.19
         Second Quarter (May 19 (1) to June 30)            8.50           6.00
         First Quarter                                      N/A            N/A

(1) Date our Common Stock began trading as "TLMD" following our acquisition of Pac-Rim.

On March 8, 2000 (which was our last OTC Bulletin Board trading day before being moved to the EQS pink sheets), the last reported sale price of our stock was $0.75/share.

RECENT SALES OF UNREGISTERED SECURITIES

No securities of Telemonde which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by Telemonde, Inc. or Pac-Rim Consulting, Inc. during 1999 except as follows:

(a) On May 14, 1999, Pac-Rim issued and sold 35,297,000 shares of its common stock to Rhone Financial Indemnity Re. Ltd., the sole shareholder of Telemonde Investments Limited, in exchange for all of the issued and outstanding shares of Telemonde Investments Limited. Exemption from registration for the sale of Pac-Rim stock to Rhone and for the sale of Telemonde Investments stock to Pac-Rim is claimed under
         Section 4(2) of the Securities Act.

(b) On August 2, 1999, Telemonde issued 33,333 shares of its common stock to Mr. Barry F. Nathanson as compensation for executives search services rendered by Mr. Nathanson to Telemonde. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(c) On August 13, 1999, Telemonde issued and sold 200,000 shares of its common stock to the two shareholders of TGA(UK) Limited in exchange for all of the issued and outstanding stock of TGA. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(d) On August 25, 1999, Telemonde issued Atlantic Crossing Ltd. a warrant for the purchase of 1,100,000 shares of Telemonde's common stock. The consideration for the issuance of the warrant was the execution by Atlantic Crossing of a Capacity Purchase Agreement with Telemonde Bandwidth (Bermuda) Limited, a subsidiary of Telemonde. The exercise price of the warrant is $5.25 per share purchased. The warrant may be exercised at any time prior to August 25, 2000. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(e) On September 1, 1999, Telemonde issued to Communications Collateral a warrant for the purchase of a number of shares of its common stock equal to seven percent of the issued and outstanding common stock as of the date of exercise. The number of shares issuable upon the exercise of the warrant will fluctuate; if the warrant had been exercised in full on March 22, 2000, Communications Collateral would have received approximately 5,642,935 shares of Telemonde's common stock. The stated exercise price of the warrant, as amended by the Forbearance Agreement between Communications Collateral and Telemonde, is $2.70 per share. The warrant is exercisable at any time from September 1, 1999 until the third anniversary of the closing date of the first transaction that raises additional capital for Telemonde of at least $10 million through the sale of equity securities. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(f) On October 13, 1999, Telemonde issued 60,000 shares of its common stock to IC Capital, LLC, as consideration for IC Capital's agreement to provide investor relations services to Telemonde. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(g) On November 8, 1999, Telemonde issued and sold 4,947,917 shares of its common stock to the shareholders of EquiTel Communications Limited in exchange for the acquisition of all of the issued and outstanding stock of EquiTel. These shares were issued as initial consideration for the acquisition of EquiTel. As additional consideration for the acquisition Telemonde is obligated to issue to the former shareholders of EquiTel an additional number of shares valued at $50,000,000, based upon the average price of the Telemonde common stock during certain periods, and subject to certain conditions relating to the financial performance of EquiTel during 2000 and 2001. Assuming that the price of the common stock is $1.125, the price of a share of Telemonde common stock on March 27, 2000, and assuming that EquiTel satisfies the applicable performance criteria, Telemonde will issue an additional 44,444,444 shares to the former EquiTel shareholders. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(h) On November 10, 1999, Telemonde agreed to issue 6,000,000 shares of its common stock to the following persons in exchange for the forgiveness of an aggregate of $16.25 million previously loaned by such persons to subsidiaries of Telemonde and to EquiTel:


         Name                                                                  Shares of Common Stock
         Eaglescliff Investments Limited, a British Virgin Islands company              1,427,820

         Chirone Investments Limited, a Bahamas company                                 1,716,360

         Hamptonne Limited, a Bahamas company                                           1,236,180

         True Blue Enterprises, Inc., a Nevis company                                   1,619,640

         Exemption from registration is claimed under Regulation S of the Securities Act.


(i) On November 10, 1999, Telemonde issued 166,667 shares of its common stock to African Ventures Limited, a British Virgin Islands company, and 166,667 shares of its common stock to National Empowerment Trust Investment Fund, a South African public company, pursuant to a Share Purchase Agreement among Telemonde, EquiTel, African Ventures, National Empowerment Trust Investment Fund, and NET Industrial Holdings Limited, a South African company. The consideration for this issuance was EquiTel's purchase of 20% of the issued share capital of NET Industrial Holdings Telecommunications Limited, a South African company ("NIHT"), and EquiTel's entry into a joint venture with NIHT. Exemption from registration is claimed under Regulation S of the Securities Act.

(j) On November 11, 1999, Telemonde issued 400,000 shares of common stock to Mr. Ethelbert Cooper in connection with his employment as Vice President of International Operations of EquiTel. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data as of and for the years ended December 31, 1999 and 1998, and for the year ended December 31, 1999 and 1998, have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Moore Stephens, Chartered Accountants, included in this Annual Report and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                              Fiscal Year                   Period From
                                                                                 Ended                      March 10 to
                                                                            December 31, 1999             December 31, 1998
                                                                            -----------------             -----------------
                                                                                (in thousands, except per share data)
Consolidated Statements of Operations Data:
Operating Revenues                                                                $ 8,165                       $ 29,331
Operating Expenses:
  Line Costs                                                                       28,008                          32,510
  Reserve for Doubtful Accounts                                                       923                              -
  Cost of Contract Cancellation                                                         -                          6,094
  Selling, general & administrative expenses                                        9,857                          1,055
  Loan arrangement fees                                                             1,615                          1,321
  Financing Costs                                                                   8,976                              -
                                                                                  -------                        --------
Total Operating Expenses                                                           49,379                         40,980
Operating Loss                                                                    (41,214)                       (11,649)
Other Income (Expense)
  Interest Income                                                                     582                            247
  Interest Expense                                                                 (1,337)                          (330)
                                                                                  -------                        --------




Total Other Income (Expense)                                                         (755)                           (83)
Net Loss                                                                        $ (41,969)                     $ (11,732)
Net Loss Per Share Basic and Diluted                                               ($0.84)                       $ (0.33)

Consolidated Balance Sheet Data:                                           at December 31, 1999          at December 31, 1998
Cash and Cash Equivalents:                                                            $62                         $2,655
Total Assets                                                                       98,573                         89,688
Total Liabilities                                                                 103,047                        101,390
Total Stockholders' Equity                                                         (4,474)                       (11,702)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH TELEMONDE'S FINANCIAL STATEMENTS, INCLUDING THE NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

We are an international communications company that is creating an international network which will connect countries in the developed world with regional centers in the emerging markets.

Telemonde Investments Limited, a British Virgin Islands company and the holding company for the Telemonde business, was formed in March 1998. Telemonde, Inc. (formerly Pac-Rim Consulting, Inc.) acquired Telemonde Investments Limited on May 14, 1999. In exchange for all of the issued and outstanding shares of Telemonde Investments Limited, Telemonde, Inc. issued 35,297,000 restricted shares of Telemonde, Inc.'s common stock. Pac-Rim Consulting, Inc. was a dormant shell company with no operating history but was listed on the NASD Over-the-Counter Bulletin Board.

The issuance of common stock by Pac-Rim was accounted for as a reverse purchase acquisition of Pac-Rim by Telemonde Investments Limited. Although Pac-Rim was the surviving legal entity in the Reverse, Telemonde Investments Limited is considered to be the acquirer in the transaction because:

              o the sole shareholder of Telemonde Investments Limited prior to the acquisition became the majority shareholder of Pac-Rim following the acquisition;
              o Telemonde management became Pac-Rim management following the acquisition; and
              o Pac-Rim was simply a shell company rather than an operating business.

Following the acquisition by Telemonde Investments Limited, Pac-Rim Consulting, Inc.'s name was changed to Telemonde, Inc. On November 9, 1999, Telemonde, Inc. became a Delaware corporation by merging into a newly formed Delaware subsidiary.

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. We have incurred operating losses and negative cash flow since our inception. Despite recognizing $37,496,000 in revenues, Telemonde incurred a deficit on total stockholders' equity of $4,474,000 for the period from March 10, 1998 (the date of inception) through December 31, 1999. We expect to continue to incur operating losses and negative cash flow in 2000 as we continue to establish our networks and expand our services. The continuation and magnitude of our operating losses and negative cash flows in the future will be affected by a variety of factors, including:

              o The ability to put in place working capital facilities and to increase our capital base.
              o   The rate at which we add new customers and the prices those customers pay for our bandwidth and internet services.
              o   The mix of our business, including, among other factors, the proportion of IRUs compared to leases and short term rentals we sell to our customers.
              o The ability and cost to obtain trans-atlantic and other bandwidth capacity; in particular the cost of bandwidth under the major supplier agreements currently under re-negotiation.
              o Customer payment terms where customers require a deferred payment plan for their purchase of our IRUs.
              o The speed and extent to which we add networking and other related services, including but not limited to our telehousing facilities, to our portfolio of products and services.
              o The ability to predict demand for our networking and other related services, including but not limited to our telehousing facilities.
              o The ability of our local relationships in emerging markets to support our customers and meet our obligations.
              o The completion of our planned networks and infrastructure and the expansion of our networks generally, with completion being achieved by currently expected completion dates.
              o General economic, financial, competitive, legislative, regulatory, licensing, and other factors that are beyond our control.

We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs through flexible supplier payments, the issuance of debt and the proceeds from sales of shares of common stock.

As a development stage company, we have not yet completed our transition to an operating company. It is anticipated that our network and operations center will be established by the end of the first half of 2000. Although our senior management team has substantial industry knowledge and experience, this team has been built up during the course of 1999 and has only recently been completed. EquiTel was formed in late 1998, signed its initial customer contracts in 1999 and still needs to be fully integrated into Telemonde.

The transition from a development stage company to an operating company places significant demands on our management and operations. We are in the process of expanding the management and operational capabilities necessary for this transition. Our ability to manage this transition successfully will depend on, among other things:

o expanding, training and managing our employee base, including attracting, retaining and motivating highly skilled personnel;
o creating customer interface and operations, administrative and maintenance systems;
o      procuring terrestrial capacity to provide connectivity to inland cities.

There can be no assurance that we will succeed in developing all or any of these capabilities, and any failure to do so could have a material adverse effect on our results of operations.

INDUSTRY TRENDS

The Company believes that bandwidth demand is expected to more than double in the next two years. This future growth of bandwidth demand will be met by the building of new cable infrastructure. This will be particularly visible in Western Europe and in the USA, where a significant number of cable systems will be brought into service over the next 18-24 months (including TAT-14, Flag-Atlantic, Level 3's Yellow System, Hibernia, Southern Cross). As Asia progresses with liberalization, we would expect to see the same broad pattern develop during the next five years.

We believe that following the recent sharp decline in market price, existing supply and demand are now well matched. Current prices are cost based to ensure that existing inventories are run down prior to new cable systems becoming operational. The future market pricing of bandwidth will be affected by any future imbalances between supply of capacity and demand per bandwidth and therefore by the timing of new generation cable systems.

These developments have impacted buyer behavior by shifting some purchase decisions away from outright capacity ownership (IRUs) to short-term leases (typically less than 1 year in duration), in anticipation of lower prices in the near future. Buyers are balancing the cost of purchasing short term bandwidth to meet user driven demand for bandwidth and service quality in a competitive market against a forward view of prices for IRUs on the new cable systems and delivery date expectations. We believe that the demand for bandwidth will be driven primarily from Internet Protocol (IP) based services and the growing availability of broad band capacity on the wireline and wireless access networks. This, coupled to the radically reduced cost base for international bandwidth, will increase the demand for new high-speed data and Internet services over the next 18 months due to the abundance of high-quality, cost-effective bandwidth, particularly on trans-atlantic and intra-European routes. Services such as high capacity streaming video and content via the Internet, previously thought to be uneconomical, will develop rapidly as prices for the underlying bandwidth steps down to the next, technology driven, level.

As the Internet user market continues to be redefined into smaller and more focused user groups, a key dynamic of this market will be the large number of smaller service providers using the Internet as a distribution channel for their content. This presents a major opportunity for wholesale operators to provide a range of bandwidth, telehousing, commodity content and support services to these service providers, enabling them to concentrate on their core capabilities. Our subsidiary, telemonde.net, is ideally placed to exploit these increases in demand for bundled support services.

REVENUES

Operating revenues for the fiscal year ended December 31, 1999 totaled $8.2 million compared with $29.3 million for the period beginning March 10, 1998 and ending December 31, 1998. The principal reason for the decline in revenues for the fiscal year ended December 31, 1999 has been the rapid decline of prices in the trans-atlantic bandwidth capacity industry in 1999. Customers were reluctant to purchase capacity while prices were falling, and we were unable to sell capacity profitably until we had renegotiated terms with our suppliers.

Our medium-term contracts for the supply of trans-atlantic bandwidth were contracted for in 1998 and early 1999 at fixed prices and before the unexpectedly severe fall in market prices. The details of our Capacity Purchase Agreements with suppliers are described in detail in the section on "Liquidity and Capital Resources" below. In order to address this bandwidth price compression, we have reached agreements in principle but have yet to sign definitive agreements with our principal suppliers to replace old capacity with new capacity on higher-value networks that encompass the Atlantic, Pacific, Europe and South American regions. The Company believes that the carrying value of the new capacity is equivalent to the cost of the old capacity and that the final agreements will be executed within a reasonable time on the terms already agreed upon in principle.

Although we believe that trans-atlantic market prices have now stabilized, we can give no assurance that prices may not fall further. We have made in the past, and may make in the future, commitments to suppliers to obtain bandwidth capacity. Market price reductions reduce and can eliminate the expected margin on bandwidth sales over the purchase price from the supplier. In addition, we would need to seek further price reductions from our suppliers for future bandwidth capacity purchases in order to restore margins and the outcome of such negotiations are inevitably uncertain. Therefore our business, financial condition, and operating results could be materially and adversely affected by market price declines.

A number of companies are constructing or have plans to construct new submarine and terrestrial fiber optic systems. The additional capacity may create over-capacity in the market and cause future prices to drop which could have an adverse impact on our revenues and operational results. In the European terrestrial market, lead times are short and there is significant competition from new or upgraded systems. Therefore, it is possible that there will be over-capacity in the European market and that prices may fall.

To further offset the possible impact of future bandwidth capacity market fluctuations, we have diversified our revenue streams through the acquisition of EquiTel and the formation of telemonde.net S.A. We believe that these businesses will contribute to our revenue stream in 2000.

Although we expect EquiTel's switched services to be a revenue stream in the future, our operations relating to the pre-paid card business face a number of risks, which include:

              o the increased entry into the market by pre-paid card vendors, including vendors that are larger than us;
              o our reliance on a small number of independent distributors to place pre-paid cards in retail outlets;
              o our inability to create exclusive pre-paid phone card distribution arrangements in certain markets;
              o   the availability of alternative telephony methods;
              o   the cost sensitive nature of consumer demand; and
              o the lack of customer loyalty to any particular pre-paid card company

Many of these risks may cause prices to drop throughout the pre-paid card industry. Because we depend on informal relationships with independent distributors to market and sell our products, increased competition and lower prices could force us to further lower our prices to continue to sell pre-paid cards to these distributors. We cannot guarantee that we will be able to continue to provide competitively priced pre-paid cards to our distributors or that lower prices in the pre-paid card marketplace will not have a negative effect on the results of our operations.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE PERIOD FROM MARCH 10, 1998 TO DECEMBER 31, 1998

Operating revenues decreased $22.2 million or 72% from $29.3 million for the period ended December 31, 1998 to $8.2 million for the fiscal year ended December 31, 1999. Bandwidth Capacity and Leasing sales fell $23.4 million or 81% from $28.9 million for the period ended December 31, 1998 to $5.5 million for the fiscal year ended December 31, 1999. Backhaul, maintenance and recharge revenues increased $2.3 million or 569% from $0.4 million in the period ended December 31, 1998 to $2.7 million in the fiscal year ended December 31, 1999. The increase in backhaul, maintenance and recharge revenues reflects the fact that the related sales agreements came into effect part way through the period ended December 31, 1998 and a $0.9 million non-recurring recharge in fiscal year 1999 due to a late bandwidth drawdown by one of our European customers was also realized. Revenues are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Line costs decreased $4.5 million or 14% from $32.5 million in the period ended December 31, 1998 to $28.0 million in the fiscal year ended December 31, 1999. The decrease reflects an equivalent decrease in capacity sales partially offset by a $21.5 million fair value adjustment taken as a reserve against the Global Crossings inventory. Line costs are attributable to the subsidiaries of Telemonde Investments Limited.

Provision for doubtful debts increased from nil in the period ended December 31, 1998 to $0.9 million in the fiscal year ended December 31, 1999. The provision relates to a 1999 capacity sale made by Telemonde International Bandwidth (Bermuda) Limited.

The cost of contract cancellation decreased from $6.1 million in the period ended December 31, 1998 to nil in the fiscal year ended December 31, 1999. On April 16, 1999, Telemonde terminated a Capacity Purchase Agreement with Gemini. Under the terms of the Capacity Purchase Agreement Telemonde was committed to drawing down capacity over a three year period. Under the termination arrangement, the commitment, other than the capacity already drawn down, has been cancelled. All costs connected with the termination arrangement have been expensed in the period ended December 31, 1998 as the decision to terminate the Capacity Purchase Agreement was made in 1998.

Selling, general and administrative expenses increased $8.8 million or 834 % from $1.1 million in the period ended December 31, 1998 to $9.9 million in the fiscal year ended December 31, 1999. Staff costs increased from nil in the period ended December 31, 1998 to $2.2 million in the fiscal year ended December 31, 1999. The increase in staff costs reflects the fact that Telemonde Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited and to build infrastructure and staff. Legal fees increased $1.7 million or 258% from $0.6 million in the period ended December 31, 1998 to $2.3 million in the fiscal year ended December 31, 1999. The increase in legal fees reflects an increase in corporate finance and potential acquisition activity. Other selling, general and administrative expenses increased $4.9 million or 1,150% from $0.4 million in the period ended December 31, 1998 to $5.3 million in the fiscal year ended December 31, 1999, primarily as a result of an increase in travel and accommodation costs and other costs.

Financing costs increased from nil in the period ended December 31, 1998 to $9.0 million in the fiscal year ended December 31, 1999. The increase is attributable to the warrants issued to Communications Collateral Limited and Global Crossing in 1999. Generally accepted accounting principles in the United States require that the fair value of the warrants be recorded as an expense over the period of the related financing.

Loan arrangement fees increased $0.3 million or 22% from $1.3 million in the period ended December 31, 1998 to $1.6 million in the fiscal year ended December 31, 1999. The increase is attributable to a rise in the aggregate value of bridging finance in 1999 compared with 1998.

Interest income increased $0.4 million or 136% from $0.2 million in the period ended December 31, 1998 to $0.6 million in the fiscal year ended December 31, 1999. The increase is attributable to an increase in income from sales interest on capacity sold on deferred payment terms.

Interest expense increased $1.0 million or 305% from $0.3 million in the period ended December 31, 1998 to $1.3 million in the fiscal year ended December 31, 1999 since average borrowings increased.

The net loss increased $30.3 million or 258% from $11.7 million in the period ended December 31, 1998 to $42.0 million in the fiscal year ended December 31, 1999.

The increase of $30.3 million in the net loss arises principally from the reduced sales, the line costs fair value adjustment as well as the increase in selling, general, administrative and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

Telemonde's liquidity requirements arise from:

o      purchases and maintenance of bandwidth capacity and network equipment;
o development of intelligent network platforms, which includes pre-paid calling cards and other value-added telephony services;
o      interest and principal payments on outstanding indebtedness;
o      net cash used in operating activities; and
o      acquisitions of, and strategic investments in, businesses.

Telemonde has satisfied its liquidity requirements to date through operating cash flows, vendor finance, short-term bridge financing, shareholder loans and equity subscriptions.

Net cash used in operating activities was $19.4 million in the fiscal year ended December 31, 1999, compared to net cash provided by operating activities of $2.7 million in the period from March 10, 1998 to December 31, 1998. The increase in net cash used in operating activities was primarily due to a fall in receipts under capacity sales agreements, an increase in payments under capacity purchase agreements and an increase in general and administrative payments.

Net cash used in investing activities was $7.3 million in the fiscal year ended December 31, 1999 compared to nil in the period from March 10, 1998 to December 31, 1998. Net cash used in investing activities in the fiscal year ended December 31, 1999 comprises pre-acquisition advances to EquiTel and purchases of property, plant and equipment.

Net cash provided by financing activities was $24.1 million in the fiscal year ended December 31, 1999 compared with $0.03 million in the period from March 10, 1998 to December 31, 1998. Proceeds from the Communications Collateral Limited Capacity Option Agreement increased from nil in the period ended December 31, 1998 to $4.5 million in the fiscal year ended December 31,

1999. In the period from March 10, 1998 to December 31, 1998, Telemonde repaid loans of $18.3 million which had been drawn down in the period.

Telemonde's ability to meet its liquidity requirements is dependent on its ability to generate cash from operations and raise short term or permanent finance. Since inception through December 31, 1999, Telemonde has had negative cash flow from operating activities of $16.8 million. In addition, Telemonde incurred net losses of $11.7 million in the period ended December 31, 1998 and $42.0 million in the fiscal year ended December 31, 1999. On a pro forma basis, after giving effect to the acquisition of EquiTel, Telemonde would have had a net loss of $13.6 million in the period ended December 31, 1998 and $53.4 million in the fiscal year ended December 31, 1999.

We expect to continue to make capital expenditures over the next few quarters building our infrastructure and in organizing our bandwidth and switched services businesses. This includes the purchase of bandwidth capacity for our own networks, for planned leasing and rental business, and to meet our customers' requirements. We hope to fund these expenditures from short-term bridge financing, vendor financing and from planned equity funding, as well as from proceeds of future sales.

Beyond the initial amount, we will incur additional capital expenditures to support our projected growth of the bandwidth business. In particular, we aim to significantly grow our bandwidth leasing and rental business by purchasing additional bandwidth capacity to be leased to our customers. We expect to meet the cash requirements of our capital expenditures from:

o      cash flow from fiber sales and operations;
o      income from route management operations;
o      income from our intelligent network services;
o      additional equity and/or debt financing; and
o      supplier financing, if available.

Our failure to accomplish any of the foregoing sources may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected with a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

We currently do not have the capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects and could jeopardize our existence. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding inevitably leads to pressure from suppliers which weakens our commercial position. In addition, it could result and has resulted in formal events of default, which could endanger us, especially if this supplier flexibility ceased to be available. It is for this reason that we plan to seek substantial external debt and equity funding.

The independent auditors have reported that the financial statements for the fiscal year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $42.0 million. At December 31, 1999, total liabilities exceeded total assets by $4.5 million. These factors, and the others discussed in Note 1, raise substantial doubt about the ability of the Company to continue as a going concern if it fails to raise additional debt and equity financing. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company fails to raise additional financing and cannot continue in existence.

We have incurred a high level of debt. As of December 31, 1999, Telemonde and EquiTel had a combined $103,047,000 in total liabilities, including:

         o $78,244,000 to capacity suppliers relating to undrawn bandwidth. Undrawn bandwidth comprises trans-atlantic bandwidth capacity, which we have not yet drawn-down and taken delivery of, but to which we are committed to draw down at scheduled dates under the terms of Capacity Purchase Agreements with our suppliers.
         o        $7,284,000 to all other suppliers.
         o $4,445,000 owed to Communications Collateral Limited under a Capacity Option Agreement.

The amount of our debt could have important consequences for our future, including, among other things:

         o        cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;
         o        payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations; and
         o restrictive debt covenants may impair our ability to obtain additional financing.

We are in discussions with investment bankers for the potential provisioning of short-term debt and equity financing. The amount of financing which is required to meet our commitments is significant. We cannot assure you that our current negotiations and discussions will be successful. Failure to successfully complete our current negotiations and discussions will not only impair our ability to develop our business but may also result in the termination of our operations.

Due to our lack of liquidity resulting from a decline on the market for wholesale fiber optic bandwidth, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements and have triggered events of default under our monetary obligations on a number of our material contracts. We are, however, renegotiating our capacity purchase agreements with our two major suppliers, MCI WorldCom and Atlantic Crossing.

MCI WORLDCOM CAPACITY PURCHASE AGREEMENTS. In December of 1998 and on March 31, 1999, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth Limited, entered into agreements for the purchase of four units (STM-1's) of bandwidth capacity on the Gemini network. Specifically, Telemonde acquired the IRUs in three units of capacity under the December 1998 agreement, and acquired the right for an additional unit of capacity under the March 1999 agreement. Under these agreements, Telemonde is also required to pay annual maintenance charges. Telemonde has paid the amounts due under the March 1999 agreement. However, as a result of the Company's liquidity problems detailed above, Telemonde was unable to fulfill its obligations to draw down and pay for the three units of capacity under the December 1998 agreement. Furthermore, Telemonde was delinquent on its annual maintenance charges under both agreements, resulting in an overall default to MCI WorldCom in the amount of approximately $26 million.

In light of these circumstances, Telemonde has executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commence any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) May 31, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

Telemonde has also executed a letter of intent dated December 31, 1999 termed a "Capacity Swap Letter" in which MCI WorldCom has agreed to enter into a binding agreement with Telemonde to permit Telemonde to swap the bandwidth purchased under the above capacity purchase agreements for new bandwidth on MCI WorldCom's European Ulysses network. The Capacity Swap Letter is conditional on satisfaction by Telemonde of its obligations under the Standstill Letter.

Despite the technical defaults with Global Crossing and MCI WorldCom detailed above, Telemonde has been in extensive negotiations with senior management in both organizations towards the end of 1999 and continuing into March 2000. It should also be noted that while these discussions have been held, Telemonde has made a number of payments to both suppliers for services. It is the opinion of Telemonde's management that the ongoing negotiations with both suppliers will lead to a successful conclusion of the outstanding defaults and provide Telemonde with much more flexible supply contracts.

ATLANTIC CROSSING LIMITED CAPACITY PURCHASE AGREEMENT. Telemonde, through its now wholly-owned subsidiary Telemonde Bandwidth (Bermuda) Limited, agreed to acquire an aggregate of 16 STM-1(s) on Segment S-1 from Atlantic Crossing Limited, under a Capacity Purchase Agreement dated June 10, 1998. Since the summer of 1999, we have not drawn down any capacity from Atlantic Crossing and have not made any payments under this agreement and are in default under the payment terms in the amount of approximately $52 million, in addition to interest and outstanding maintenance payments. Management is in discussions with Global Crossing, the parent company of Atlantic Crossing, to renegotiate the terms of the contract, including the extension of capacity drawdowns to include the entire Global Crossing system, rather than just trans-atlantic capacity. This will allow Telemonde to expand according to its overall business strategy.

GEMINI CAPACITY PURCHASE AGREEMENT. On April 3, 1998, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth (Bermuda) Limited, purchased Indefeasible Rights of Use relating to trans-atlantic capacity from Gemini Submarine Cable System Limited. Specifically, Telemonde agreed to acquire up to a maximum of STM-16. Due to a subsequent and rapid decline in the market for wholesale telecommunications bandwidth, the capacity sale agreement was amended by three letter agreements dated January 27, April 16, and April 22, 1999. These amendments provided that an IRU for only one (1) STM-1 would be acquired, and a second STM-1 would be leased for a lump sum payment plus monthly payments for a three-month period ending July 16, 1999. Further negotiations between the parties provided that the lump sum payment would fall due on October 7, 1999 in the form of two promissory notes. Telemonde has paid Gemini the full balance owing for the IRU relating to the first STM-1. However, Telemonde has not fulfilled its obligations under two promissory notes in the amount of $2.7 million. Although this default gives Gemini the right to immediately terminate the Indefeasible Rights of Use, Gemini has not done so as of the date of this filing. Furthermore, such a termination would not substantially effect Telemonde's bandwidth sales contracts, as it only has one customer operating on the Gemini network under this particular capacity purchase agreement, and this customer is protected under the agreement with Gemini.

CURRENT OBLIGATIONS TO COMMUNICATIONS COLLATERAL LIMITED. On April 15, 1999, Telemonde, through its now wholly owned subsidiary Telemonde Investments Limited, entered into a series of agreements with Communications Collateral Limited, including, among others, agreements for: (1) the sale of an IRU for bandwidth to Communications Collateral Limited; (2) the grant of an option to Communications Collateral Limited which, among other things, required Telemonde to repurchase the bandwidth upon Communications Collateral Limited's request; and (3) a $1 million loan by Communications Collateral Limited to Telemonde due and repaid on August 12, 1999. In connection with these principle agreements, the three subsidiaries of Telemonde Investments Limited guaranteed the obligations of Telemonde Investments Limited under those agreements, including its obligation to pay back the loan and to repurchase the bandwidth in the event that Communications Collateral Limited exercised its option.

On August 14, 1999, Communications Collateral Limited exercised its option to require Telemonde to repurchase the capacity. Telemonde was unable to complete this repurchase and was in default in the amount of approximately $4.5 million. As a result, Communications Collateral Limited has the right to foreclose on essentially all of the assets of Telemonde Investments Limited, including its ownership interests in the three subsidiaries of Telemonde Investments Limited, all of the assets in any of the foregoing subsidiaries, including their rights under Telemonde's bandwidth sale contracts; and any ownership interest the foregoing subsidiaries might have in any other Telemonde entities until the default is cured. The amount of the foreclosure, however, would not have exceeded the amount of the indebtedness.

LIABILITIES AT DECEMBER 31, 1999. As at December 31, 1999, Telemonde and EquiTel had a combined $103.0 million of total liabilities. This included $78.2 million owed to capacity suppliers relating to undrawn bandwidth and $4.5 million owed to Communications Collateral Limited. As of December 31, 1999, we therefore had incurred events of default in respect of $82.7 million of the total liabilities.

We also had the following obligations, included in the total liabilities of $103.0 million at December 31, 1999:

o $1 million in loans to EquiTel from Rhone Financial Indemnity Re Limited, repayable when EquiTel's resources permit.
o $1 million in loans to Telemonde from Atlas which were repaid by Telemonde in January 2000.
o      $830,000 in loans from Dunloe of which $165,000 was repaid in January
       2000.

At December 31, 1999 we had no material capital commitments. We intend to establish our own operations center, as described in the Network Section of Item 1 of this Annual Report. This will involve capital expenditures in respect of network equipment and connectivity. The intended sources of funds for these types of expenditures are described below.

FUND RAISING PLANS. We currently do not have the capital base or working capital facilities to meet our projected commitments. We are currently seeking short-term debt finance, primarily to repay the obligations to Communications Collateral Limited. In addition we plan to raise additional equity in order to provide us with an increased capital base for the future.

We can give no assurance that our plans to raise additional equity will be successful. If we fail to obtain the necessary capital, or if we obtain an insufficient amount of capital, this would harm our prospects and could jeopardize our existence. We have benefited in the past from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding inevitably leads to pressure from suppliers. In addition, it has resulted in the past and could result in the future in formal events of default, which could endanger us, especially if this supplier flexibility ceased to be available. It is for this reason that we plan to seek substantial external funding.

RECENT EVENTS AND TRANSACTIONS

EQUITEL. Telemonde acquired EquiTel Communications Limited on November 8, 1999. The maximum aggregate value of the consideration payable by Telemonde to the shareholders of EquiTel is $69 million. The consideration is to be satisfied as follows:

         o the initial consideration of $19 million was satisfied by the issuance to the EquiTel shareholders of restricted shares of common stock of Telemonde.

         o on or before June 30, 2001 or within seven days thereafter, a sum not exceeding $30 million will be paid to EquiTel shareholders in proportion to their respective interests in EquiTel by the issue of restricted shares of common stock of Telemonde, which amount will be based upon its earnings.

         o on or before June 30, 2002 or within seven days thereafter, a sum not exceeding $50 million, less the amount paid on June 30, 2001, will be paid to EquiTel shareholders in proportion to their respective interests in EquiTel by the issue of restricted shares of common stock of Telemonde, which amount will be based upon its earnings.

TGA LIMITED. On August 13, 1999 Telemonde acquired 100% of the issued and outstanding stock of TGA(UK) Limited. The former shareholders of TGA received 200,000 shares of common stock of Telemonde, Inc. as consideration for the TGA stock. TGA's assets and business were transferred to other companies in the Telemonde group.

DESERT TELECOMMUNICATIONS SERVICES. EquiTel holds 49% of the issued share capital of Desert Telecommunications Services LLC, an Omani company which is a joint venture between EquiTel and a local partner to provide intelligent network services to Oman. On November 8, 1999 EquiTel entered into a letter of intent to increase its share of the profits of Desert Telecommunications Services from the current 50% profit. As a result of the discussions with the local partner, it was agreed that EquiTel's profit share from the joint venture would be increased to 75%. An agreement to this effect was signed as of January 1, 2000. The consideration for this transaction will be satisfied by the issuance of 1,750,000 shares of common stock of Telemonde, Inc. and by the exclusive use of EquiTel personnel of accommodation services and facilities in Oman from January 2000 to December 2002.

GLOBAL SWITCH (LONDON) LIMITED. On November 8, 1999, Telemonde Networks entered into a lease and service agreement, subject to certain conditions, for space in the London Switch Building and agreed to lease space in Paris and Amsterdam upon completion of those carrier hotels. The London facility will house Telemonde's London switching equipment.

GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED. On November 5, 1999, Telemonde and Global Communications signed a letter of intent for the purchase by Telemonde of the entire share capital of Global Communications (Holdings) Limited , a UK based Internet applications service provider. The letter of intent contained a number of conditions on both parties before completion of the acquisition might occur. Although discussions with Global Communications are continuing some of the conditions remain unfulfilled and as a result this acquisition is unlikely to proceed.

REMOVAL FROM OTC BULLETIN BOARD. In January 1999 the SEC approved a proposed OTC Bulletin Board eligibility rule, which permits only those companies that are required to make current filings under the 1934 Act with the SEC to be quoted on the OTC Bulletin Board. In order to be required to make filings under the 1934 Act, an issuer must register its class of securities under either the

1933 Act or the 1934 Act. Further, the registration statement used to register the securities must have cleared all comments with the SEC and must be effective. Under the eligibility rule, we had until March 9, 2000 to meet these requirements. To register our securities under the 1934 Act, we filed a Registration Statement on Form 10 with the SEC on November 15, 1999, and received comments from the SEC on January 4, 2000. Our Amendment to the Form 10 (Form 10/A-1), along with our formal response letter to the SEC comments, was filed on March 3, 2000. As of the date of this filing, we are awaiting further comments or a no comment letter from the SEC. Accordingly, because we had not cleared all comments with the SEC by March 9, 2000, we have been removed from the OTC Bulletin Board and are currently trading on the National Quotation Bureau's Electronic Quotation Service (EQS) Pink Sheets.

PAUL E. DONOFRIO. Paul E. Donofrio joined Telemonde as Executive Vice President and Chief Financial Officer on March 1, 2000. Under the terms of his employment agreement, he will serve for three years.

COMMUNICATIONS COLLATERAL LIMITED. On January 12, 2000, Communications Collateral Limited executed a Forbearance Agreement with Telemonde. Under the terms of the Forbearance Agreement, Communications Collateral Limited agreed not to exercise its rights of default under its agreements with Telemonde until February 15, 2000, in consideration of certain additional credit enhancements, including the issuance of additional shares and the payment of $500,000. As of February 15, 2000, Telemonde had not fulfilled its obligations under the Forbearance Agreement, and as a result, Communications Collateral Limited has the right to foreclose on Telemonde's assets in order to recover amounts due under the original agreements. As of the date of this filing, Communications Collateral Limited has not exercised its rights of default.

MCI WORLDCOM. Telemonde has not yet fulfilled certain of its obligations to MCI WorldCom under the Standstill Letter of December 31, 1999, which obligations had a deadline of January 31, 2000 under the terms of the Letter. Accordingly, MCI WorldCom is no longer bound by the Standstill Letter to refrain from taking action against Telemonde for Telemonde's breach of its capacity purchase agreement with MCI WorldCom. As of the date of this filing, MCI WorldCom has taken no action against Telemonde under its agreements.

ITS (SPAIN). Telemonde, through its subsidiary EquiTel, entered into an agreement to acquire ITS Europe, which is a Spanish registered company that sells and distributes telecommunications products and services, including pre-paid calling cards. This agreement was conditional on the market price of the common stock of Telemonde being and remaining above $3 per share, since this would impact on the value received by the sellers. As a result of the recent decline in the Telemonde share price, the sellers exercised their right not to proceed with the agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telemonde's primary market risk exposures relate to changes in foreign currency rates. Telemonde is exposed to the risk of fluctuations in foreign currency exchange rates due to the international nature and scope of its operations. In the future, Telemonde expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in foreign currency exchange rates may have a significant effect on Telemonde's results of operations. Telemonde historically has not engaged in hedging transactions to mitigate foreign exchange risk.

Telemonde's main exchange risk currently arises from fluctuations between the US dollar and pounds sterling. Its revenue from bandwidth sales is in US dollars. Although capacity purchases are also made in dollars, Telemonde's sales, general and administrative costs are mostly incurred in pounds sterling because most of its employees are based in its executive and administrative offices in London England.

EquiTel's revenues will be mainly received in the local currency of the country of operations (for example, in Omani rigals) in the case of the current contract in Oman). As EquiTel's contracts are mainly contracted through local joint ventures and partnerships, much of the cots of the contract are also incurred in the same local currency. However, there will be an exchange risk on the profit or loss of the local operations or joint venture arising from the fluctuation of the local currency, against the pounds sterling (in which currency EquiTel's central sales, general and administrative costs in London are mainly incurred).

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. For example, gains or losses related to changes in the fair value of a derivative, not designated as a hedging instrument, are recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position. The FASB has delayed the effective date of SFAS No. 133 by one year to years beginning after June 15, 2000 by the issuance of SFAS No. 137.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all non-governmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 985.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Accountants, Consolidated Financial Statements and supplemental financial data required by this Item 8 are set forth on pages F-1 through F-19 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1999, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(A)      (1)      FINANCIAL STATEMENTS

         (a) The following documents are filed as part of this Annual Report on Form 10-K:
                                                                          Page
                                                                          ----
          Consolidated Statement of Income for the year ended
          December 31, 1999 and for the period from March 10,
          1998 to December 31, 1998                                       F-2

          Consolidated Balance Sheet at December 31, 1999 and
          1998                                                            F-3

          Consolidated Statement of Cash Flows for the year
          ended December 31, 1999 and for the period from
          March 10, 1998 to December 31, 1998                             F-4

          Statement of Stockholders' Equity for the year ended
          December 31, 1999 and for the period from March 10,
          1998 to December 31, 1998                                       F-5

          Notes to Consolidated Financial Statements                      F-6


         (2)      FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules included herein should be read in conjunction with the financial statements included in pages F-1 to F-19 of this Annual Report on 10-K.

(B)      REPORTS ON FORM 8-K

         The Company has not filed any reports on Form 8-K.

(C)      EXHIBITS


Exhibit No.       Description
-----------       -----------
3.1(a)*           Certificate of Incorporation of Telemonde, Inc., filed June 29, 1999.

3.1(b)*           Certificate of Merger between Telemonde, Inc., a Nevada corporation, and Telemonde, a Delaware corporation.

3.2*              By-Laws of Telemonde, Inc.

4.1*              Form of Common Stock Certificate.

4.2*              Registration Rights Agreement between Telemonde, Inc. and Communications Collateral Limited, dated
                  September 1, 1999.

4.3*              Registration Rights Agreement between Telemonde, Inc. and Atlantic Crossing, Ltd., dated August 25,
                  1999.


10.1*             Warrant from Telemonde, Inc. to Communications Collateral Limited, dated September 1, 1999.

10.2*             Warrant from Telemonde, Inc. to Atlantic Crossing, Ltd., dated August 25, 1999.

10.3*             Consulting  Agreement  between  Telemonde,   Inc.  and  Gottfried  von  Bismarck,  dated
                  November 2, 1999 and effective as of July 1, 1999.

10.4*             Form of Employment Agreement between Executive Officers and Telemonde.

10.4(a)*          Schedule of Employees covered by Form of Employment Agreement.

10.5*             Capacity Sales  Agreement  between Gemini  Submarine  Cable System Limited and Telemonde
                  International Bandwidth (Bermuda) Limited, April 3, 1998.

10.5(a)*          Promissory Note from Telemonde,  Inc. to Gemini Submarine Cable System Limited,  dated August 27,
                  1999 for $1,300,000.

10.5(b)*          Promissory Note from Telemonde,  Inc. to Gemini Submarine Cable System Limited,  dated August 27,
                  1999 for $1,400,000.

10.6*             Capacity Purchase Agreement between Atlantic Crossing Ltd. and Telemonde Bandwidth (Bermuda) Limited,
                  dated June 10, 1998.

10.7*             Transmission  Capacity  Agreement  among MCI WorldCom  Global  Networks U.S.,  Inc., and
                  MFS Cableco (Bermuda) Limited, and, EquiTel Bandwidth Limited, dated December 1998.

10.8**            Transmission  Capacity  Agreement among MCI WorldCom Global Networks U.S., Inc., and MCI
                  Worldcom Global Networks Limited, and Telemonde  International  Bandwidth Limited, dated
                  March 31, 1999.

10.8(a)**         MCI WorldCom Global Networks U.S., Inc. Standstill Letter to and accepted by Telemonde, Inc.,
                  Telemonde International Bandwidth Limited, Telemonde Networks Limited, Kevin Maxwell and Adam Bishop,
                  dated 31 December 1999.

10.8(b)**         MCI WorldCom Global Networks U.S., Inc. Capacity Swap Letter to and accepted by Telemonde
                  International Bandwidth Limited, dated 31 December 1999.




10.9*             Transmission Capacity Agreement between Telemonde International Bandwidth Limited and Communications
                  Collateral Limited and Capacity Option Agreement between Telemonde Investments Limited and
                  Communications Collateral Limited, both dated April 15, 1999.

10.10*            Composite Guarantee and Debenture, among (1) Telemonde Investments Limited, (2) Telemonde
                  International Bandwidth (Bermuda) Limited, Telemonde Bandwidth (Bermuda) Limited, Telemonde
                  International Bandwidth Limited, and (3) Communications Collateral Limited, dated April 12, 1999.

10.11*            Loan Facility Agreement between Telemonde Investments Limited and Communications Collateral Limited,
                  dated April 15, 1999.

10.12**           Forbearance Agreement, dated 12 January 2000, entered into by and among Communications Collateral
                  Limited, Telemonde Investments Limited, Telemonde International Bandwidth Limited, Telemonde, Inc.
                  and Kevin Maxwell.

10.13**           Advisor Agreement between Sand Brothers & Co., Ltd. and Telemonde, Inc., dated October 27, 1999, and
                  Amendment No. 1 to Advisor Agreement, dated November 10, 1999.

10.14             Executive  Services  Agreement  by and between  Telemonde,  Inc.  and Paul E.  Donofrio, dated February 22, 2000.

21*               Subsidiaries of Registrant.

23                Consent of Independent Auditors.

27                Financial Data Schedule.

99.1*             Heads of Agreement between Telemonde, Inc. and the shareholders of Global Communications Holdings
                  (Limited) and Telemonde, Inc., dated November 5, 1999.

99.2*             Agreement relating to a Lease and Services Agreement between Global Switch (London) Limited and
                  Telemonde Networks Limited, dated November 8, 1999.

99.3*             Term Sheet for the purchase of 16% to 51% of DeserTel, dated November 8, 1999.

*Previously filed as an exhibit to the Registration Statement on Form 10, as filed with the SEC on November 15, 1999.

**Previously filed as an exhibit to the Registration Statement on Form 10/A-1, as filed with the SEC on March 3, 2000.

                                   SIGNATURES
                                 TELEMONDE, INC.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         TELEMONDE, INC.



                                         By: /s/ Adam N. Bishop
                                             --------------------------------
                                             Adam N. Bishop, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                                    Title                                 Date


/s/ Kevin Maxwell                         Chairman and Director                        March 29, 2000
----------------------------------------
Kevin Maxwell

/s/ Adam Bishop                           President, Chief Executive Officer,          March 29, 2000
----------------------------------------  Treasurer and Director
Adam Bishop

/s/ Paul E. Donofrio                      Executive Vice President and Chief           March 29, 2000
----------------------------------------  Financial Officer
Paul E. Donofrio

/s/ Gottfried von Bismarck                Director and Secretary                       March 29, 2000
----------------------------------------
Count Gottfried von Bismarck

/s/ Miguel D. Tirado                      Director                                     March 29, 2000
----------------------------------------
Miguel D. Tirado

                                          Director                                     March _____, 2000
----------------------------------------
Mark Hollo


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Consolidated Statement of Income for the year ended December
31, 1999 and for the period from March 10, 1998 to December
31, 1998                                                              F-2

Consolidated Balance Sheet at December 31, 1999 and 1998              F-3

Consolidated Statement of Cash Flows for the year ended
December 31, 1999 and for the period from March 10, 1998 to
December 31, 1998                                                     F-4

Statement of Stockholders' Equity for the year ended December
31, 1999 and for the period from March 10, 1998 to December
31, 1998                                                              F-5

Notes to Consolidated Financial Statements                            F-6

                                  TELEMONDE INC

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Telemonde Inc


We have audited the accompanying consolidated balance sheets of Telemonde Inc as of December 31, 1999 and 1998, and the related consolidated statements of income, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telemonde Inc as of December 31, 1999 and 1998, and the consolidated results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 1 to the financial statements, the Corporation has incurred accumulated losses of $53.7 million and at December 31, 1999, total liabilities exceeded total assets by $4.5 million. Management plans in this regard are also disclosed in note 1. There is substantial doubt about the ability of the Corporation to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities, that might be necessary in the event the Corporation cannot continue in existence.


MOORE STEPHENS
Chartered Accountants
St. Paul's House                                               February 7, 2000
London EC4P 4BN                                          (Notes 14 and 17 as of
                                                                March 21, 2000)

                                  TELEMONDE INC
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR
              THE PERIOD FROM MARCH 10, 1998 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1998
                       (US DOLLARS EXPRESSED IN THOUSANDS)



                                                        Note           1999             1998
                                                        ----           ----             ----
OPERATING REVENUES
Bandwidth revenues                                        5          $  8,165            29,331
                                                                       ------           -------
Operating revenues                                                      8,165            29,331
                                                                       ------           -------
OPERATING EXPENSES
Line costs                                                             28,008            32,510
Cost of contract cancellation                                            --               6,094
Reserve for doubtful debts                                                923              --
Selling, general & administrative expenses                6             9,857             1,055
Loan arrangement fees                                                   1,615             1,321
Financing costs                                          17             8,976              --
                                                                       ------           -------
Operating expenses                                                     49,379            40,980
                                                                       ------           -------
Operating loss                                                        (41,214)          (11,649)
                                                                       ------           -------
OTHER INCOME (EXPENSE)
Interest income                                                           582               247
Interest expense                                                       (1,337)             (330)
                                                                       ------           -------
Other (expense) income                                                   (755)              (83)
                                                                       ------           -------
Net loss                                                             $(41,969)         $(11,732)
                                                                       ======            ======
Net loss per share - basic and diluted                               $  (0.84)         $  (0.33)
                                                                       ======           =======


                   See note 1 and other accompanying notes to
                        consolidated financial statements

                                  TELEMONDE INC
                           CONSOLIDATED BALANCE SHEET
                        AS AT DECEMBER 31, 1999 AND 1998
                       (US DOLLARS EXPRESSED IN THOUSANDS)


                                                      Note              1999                 1998
                                                      ----              ----                 ----
ASSETS
Cash and cash equivalents                                         $       62                2,655
Trade accounts receivable, net of allowance
 for doubtful debts of $923                                            4,852                9,518
Prepayments and other debtors                                          1,605                    -
Inventory                                               8             21,465               77,515
Property, plant and equipment                           9             39,462                    -
Investments                                            10                  -                    -
Goodwill                                               11             31,127                    -
                                                                    --------             --------

Total assets                                                      $   98,573               89,688
                                                                    ========             ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                                 12             85,528               76,888
Other creditors and accrued expenses                                   5,721               20,902
Deferred income                                                        2,657                3,600
Other loans                                                            9,141                    -
                                                                    --------             --------

Total liabilities                                                    103,047              101,390
                                                                    ========             ========




STOCKHOLDERS' EQUITY
Capital stock                                          13                 73                   30
Retained earnings (deficit)                                          (53,701)             (11,732)
Additional paid in capital                                            49,154                    -
                                                                    --------             --------

Total stockholders' deficit                                           (4,474)             (11,702)
                                                                    --------             --------


Total liabilities and stockholders' equity                        $   98,573               89,688
                                                                    ========             ========


                   See note 1 and other accompanying notes to
                        consolidated financial statements

                                  TELEMONDE INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
                PERIOD FROM MARCH 10, 1998 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1998
                       (US DOLLARS EXPRESSED IN THOUSANDS)

                                                                                1999               1998
                                                                                ----               ----
OPERATING ACTIVITIES
NET LOSS                                                                      $(41,969)          (11,732)

Adjustments to reconcile net income to net cash provided by operating activities:
  Reserve for doubtful debts                                                       923              --
  Reserve for inventory                                                         21,465              --
  Amortisation of goodwill                                                         452              --
  Financing costs satisfied by issuance of warrants                              8,976              --
  Depreciation                                                                     742              --
  Fees satisfied by issuance of stock                                              404              --
  (Increase) decrease in trade accounts receivable                               3,792            (9,518)
  (Increase) decrease in prepayments & other debtors                            (1,120)             --
  (Increase) decrease in inventory                                              (3,865)          (77,515)
  Increase (decrease) in trade accounts payable                                  8,680            76,888
  Increase (decrease) in accrued expenses                                      (16,920)           20,902
  Increase (decrease) in deferred income                                          (943)            3,600
                                                                                -------          -------
Net cash provided by (used in) operating activities                            (19,383)            2,625
                                                                                -------          -------
INVESTING ACTIVITIES
Pre-acquisition advances to subsidiary                                          (6,014)             --
Purchase of property, plant & equipment                                         (1,330)             --
Cash acquired in acquisitions                                                        6              --
                                                                                -------          -------
Net cash provided by (used in) investing activities                             (7,338)             --
                                                                                -------          -------
FINANCING ACTIVITIES
Proceeds from long term debt                                                    10,941            18,340
Repayment of long-term debt                                                     (3,100)          (18,340)
Issuance of stock                                                               16,287                30
                                                                                -------          -------
Net cash provided by (used in) financing activities                             24,128                30
                                                                                -------          -------
Net increase (decrease) in cash and
   cash equivalents and at end of year                                        $ (2,593)         $  2,655
                                                                                =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                 $    844          $    330
                                                                                =======          =======

                   See note 1 and other accompanying notes to
                        consolidated financial statements

                                  TELEMONDE INC
                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
                PERIOD FROM MARCH 10, 1998 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1998
                       (US DOLLARS EXPRESSED IN THOUSANDS)


                                                                          Additional
                                         Capital         Retained          Paid in
                                          Stock          Earnings          Capital          Total
                                          -----          --------          -------          -----
At March 10, 1998                          --               --                --               --

Loss for the period                        --            (11,732)             --            (11,732)

Share capital issued                         30             --                --                 30
                                         ------          -------          --------          --------
At December 31, 1998                   $     30         $(11,732)         $   --           $(11,702)


Net loss                                   --            (41,969)             --            (41,969)

Common stock issued                          43             --              16,244           16,287

Stock issued to acquire
  subsidiaries and investments             --               --              23,530           23,530

Financing costs satisfied by
  issuance of warrants                     --               --               8,976            8,976

Fees satisfied by issuance
  of stock                                 --               --                 404              404
                                         ------          -------          --------          --------
At December 31, 1999                   $     73         $(53,701)         $ 49,154         $ (4,474)
                                         ======          =======          ========          ========

                   See note 1 and other accompanying notes to
                        consolidated financial statements

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


1.       LIQUIDITY

         The consolidated financial statements have been prepared assuming the Corporation will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Corporation's ability to fund its commitments to draw down capacity in 2000 is dependent on its ability to raise equity finance to cover working capital requirements. Operating revenues are unlikely to provide sufficient immediate working capital.

         Of note:

         (a) In the year ended December 31, 1999 the Corporation incurred a net loss of $42.0 million which has resulted in a deficit of $4.5 million as at the balance sheet date. Net cash used in operating activities amounted to $19.4 million and cash provided by financing activities amounted to $24.1 million. At December 31, 1999 the Corporation had net cash of $0.1 million.

         (b) At December 31, 1999 the Company had liabilities of $78.3 million to capacity suppliers. The Corporation is currently behind with its payments based upon the existing contracts and is relying on the suppliers' flexibility in rescheduling payment terms. The events of default under the existing contracts could endanger the Corporation's existence.

         (c) The Corporation has failed to meet its obligations to Communications Collateral Limited which at December 31, 1999 amounted to $4.5 million. As a result Communications Collateral Limited has a right to foreclose on substantially all of the Corporation's assets.


Management plans to address the above issues include:

         (a) The Corporation has retained investment bankers to assist in raising finance to include equity capital and issuing debt. During 1999 the Corporation has been successful in raising over $25 million of debt of which $16.3 million has been converted to equity. Based on the management's plans, the Corporation estimates that there will be new equity and new debt available in 2000.

                  There can be no assurance that the Corporation will be successful in raising finance to cover working capital requirements and financial commitments. In March 2000, the Corporation's listing on the NASDAQ OTC Bulletin Board was suspended and it is unlikely that new equity will be available until such time as the listing is reinstated.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


1.     LIQUIDITY (CONTINUED)

         (b) The Corporation has reached agreement in principle but is yet to sign final agreements with its principal suppliers to replace the Atlantic capacity with new capacity on higher value networks in the Atlantic, Pacific, Europe and South America. The management are of the opinion that the carrying value of the new capacity is at least equivalent to the carrying value of the old capacity and that the final agreements will be signed within a reasonable time on terms already agreed in principle.

         (c) Despite the technical defaults with its two bandwidth suppliers, Telemonde has been in extensive negotiations with senior management in both organizations. Whilst these discussions have been held, Telemonde has made a number of payments to both suppliers for services rendered and both suppliers have:

                o agreed to continue to provide services to existing Telemonde customers, including maintenance of the cable systems;

                o not taken up the option to enact the default;

                o actively supported Telemonde in the development of its
                  strategy and network deployment;

                o allowed further capacity to be taken on a leased basis to assist in fulfilling Telemonde's order book;

                  As part of these negotiations, Telemonde has recently executed a Standstill Letter from MCI WorldCom in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commence any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) May 31, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

                  It is the opinion of Telemonde's Management that the ongoing negotiations with both suppliers will lead to a successful conclusion of the outstanding defaults and provide Telemonde with much more flexible supply contracts.

         (d) As at December 31, 1999 the Corporation had customer orders of $19 million which they believe to be firm and which will be included in revenues in 2000. The Corporation will require working capital in order to meet the orders.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


2.     DESCRIPTION OF BUSINESS AND ORGANISATION

         The Corporation, through its operating subsidiaries, is a telecommunications carrier supplying fiber optic bandwidth and added value services to the global telecommunications industry.

         On May 14, 1999, the Corporation acquired Telemonde Investments Limited in a reverse purchase stock transaction. Pursuant to the Stock Purchase Agreement, the corporation issued 35,297,000 shares of common stock to the sole shareholder of Telemonde Investments Limited, in exchange for all of the issued and outstanding shares of Telemonde Investments Limited. As a result, Telemonde Investments Limited became a wholly owned subsidiary of the corporation. The Reverse has been accounted for as a reverse purchase acquisition in a manner similar to the pooling of interests method of accounting. The financial information presented for periods prior to May 14, 1999 is for Telemonde Investments Limited.

         During the period the Corporation operated in a single market, the supply of fiber optics bandwidth and related maintenance services. All services relate to bandwidth on fiber optic cables between the United States and Europe.


3.       ACCOUNTING POLICIES

         (a)      Basis of accounting

                  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

                  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                  Estimates are used when accounting for allowance for doubtful debts, fair value adjustments to inventory, accrued line costs and contingencies.

                  The following are the significant accounting policies adopted by the Corporation:

         (b)      Consolidation

                  The consolidated financial statements incorporate the assets and liabilities of the corporation and its wholly-owned or majority controlled subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Minority interest in the results of operations and share of net assets is recognised unless the relevant subsidiary has a net asset deficit and there is no binding obligation on the minority to make good the deficit.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


3.       ACCOUNTING POLICIES (CONTINUED)

         (c)      Revenues

                  Customers of the Corporation enter into capacity sales agreements to acquire an Indefeasible Right of Use ("IRU") in units of capacity from the Corporation's inventory of fiber optic cable capacity. The purchase price is non-refundable once the segment of a system related to the capacity purchased is available for service. The IRU purchased generally entitles the customer to all rights and obligations of ownership over the life of the cable network. Revenues from the sale of capacity are recognised in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfil its contractual obligations, (ii) the purchaser is obliged to pay maintenance costs, and (iii) the segment of a system related to the capacity purchased is available for service. Customers who have entered into capacity sales agreements have paid deposits toward the purchase price and such amounts have been included as deferred revenue in the consolidated balance sheet. Maintenance revenues due under capacity sales agreements are recognised on a time apportioned basis.

                  Customers of the Corporation have entered into operating leasing agreements to lease capacity on its fiber optic network. These agreements grant the customer a right to use capacity for periods of time which are substantially less than the design life of the capacity. Revenue is recognised on a straight line basis over the life of the lease.


         (d)      Expenses

                  Costs of acquiring capacity are expensed in the period the sale is recognised. Related costs, including inland line costs and local network costs are recorded at the present value of future payments required to be made by the Corporation for such capacity, which may be a realistic estimate of an amount to purchase the service over the life of the contract.

         (e)      Inventory

                  Bandwidth capacity is initially recorded at cost and stated at the lower of cost or fair value.

         (f)      Fair value of financial instruments

                  The carrying amounts for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


3.       ACCOUNTING POLICIES (CONTINUED)

         (g)      Cash and cash equivalents

                  For the purposes of the consolidated statements of cash flows, demand and time deposits with original maturities of three months or less are considered equivalent to cash.

         (h)      Property, plant and equipment

                  The Corporation's fiber optic cable network is recorded at cost and depreciated on a straight line basis over the estimated useful life of 10 years from the date of being brought into use. Telecommunications and office equipment is depreciated over 4 years.

         (i)      Goodwill

                  Goodwill arising on the acquisition of subsidiaries is capitalised and amortised over its estimated useful life, taken to be 10 years from the date of acquisition.

         (j)      Investments in Joint Ventures

                  Investments in joint ventures are accounted for under the equity method, whereby the corporation recognises its share of profits and losses reported by the joint venture. In cases where the corporation's funding commitments are uncertain, full provision is made for 100% of losses reported by joint ventures.

         (k)      Financing Costs

                  The costs associated with short and long term debt are amortised over the life of the related debt on a straight line basis.


4.       ADOPTION OF NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognise all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. For example, gains or losses related to changes in the fair value of a derivative, not designated as a hedging instrument, is recognised in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


4.       ADOPTION OF NEW ACCOUNTING STANDARDS (CONTINUED)

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter, on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The corporation believes that the adoption of this standard will not have a material effect on the corporation's consolidated results of operations or financial position. The FASB has delayed the effective date of SFAS No. 133 by one year to years beginning after June 15, 2000 by the issuance of SFAS no. 137.


5.       BANDWIDTH INCOME AND EXPENSES

         During the year the Corporation acted as a provider of worldwide long distance telecommunications facilities and related services, and as such is engaged in only one business and geographical segment.

         The following are the customers, together with their country of incorporation, that comprise 10% or more of operating revenues:

                                                                          1999              1998
                                                                          ----              ----
       Carrier 1 (Switzerland)                                        $      --          10,318,000
       North American Gateway Inc (Canada)                            $  827,000          8,206,000
       Unisource Carrier Services AG (Switzerland)                    $      --          10,807,000
       Telecom Italia (Italy)                                         $4,621,000                --
       Trans Global Network Services (England)                        $2,000,000                --
                                                                      ==========         ==========

         The Corporation has entered into Capacity Purchase Agreements with two suppliers of trans-atlantic bandwidth. All bandwidth purchases are attributable to these two suppliers.

         The Corporation is exposed to concentrations of credit risk to the extent that it has a limited number of customers, all of which operate in the telecommunications sector. The Corporation performs on-going evaluations of its customers' financial condition.


6.       TAXATION

         The corporation has incurred operating losses. In the event that the corporation generates taxable earnings in the future, operating losses incurred in 1999 and 1998 would not necessarily be applied against future taxable earnings. Accordingly, no tax provisions or deferred tax benefit was recorded in 1999 or 1998.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

7.       EARNINGS PER SHARE

         The calculation of basic earnings per share is as follows:

                                                                   1999                     1998
                                                                   ----                     ----
       Net income available to common
         stockholders                                           (41,969,000)             (11,732,000)

       Average common shares issued and
         outstanding (1998 - as restated)                        50,186,654               35,319,179
                                                                 ----------               ----------
       Basic and diluted earnings per share                    $      (0.84)            $      (0.33)
                                                               ============             ============



       No adjustment to earnings per share arises on the issue of warrants as the effect is antidilutive.

       On the date of the reverse transaction referred to in Note 1 above, the Corporation issued 35,297,000 shares of common stock in exchange for the 35,297 shares in Telemonde Investments Limited. For the purposes of calculating basic earnings per share the increase in nominal share capital was deemed to take place at the beginning of the period.


8.     INVENTORY

       Inventory consists of bandwidth capacity which is held for resale but has not been sold at the balance sheet date. The Corporation may have drawndown the capacity or have an obligation to do so by a set date. At December 31, 1999 and 1998 inventory consisted of the following:

                                                                       1999                    1998
                                                                       ----                    ----
       Capacity to be drawndown
         within one year                                    $    40,230,000            $ 55,440,000

       Capacity to be drawndown
         within one to two years                                          -              19,440,000
                                                                -----------              ----------

       Total undrawn bandwidth                                   40,230,000              74,880,000

       Capacity drawndown                                         2,700,000               2,635,000

       Fair value adjustment                                    (21,465,000)                      -
                                                                -----------              ----------

                                                            $    21,465,000            $ 77,515,000
                                                                ===========              ==========

       As stated in note 12, inventory is subject to recall by the capacity suppliers.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


9.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following:

                                                           1999             1998
                                                           ----             ----

       Fiber optic network                        $  38,450,000    $           -

       Telecommunications equipment                   1,049,000                -

       Office equipment                                 705,000                -
                                                  -------------    -------------
                                                     40,204,000                -

       Less depreciation                               (742,000)               -
                                                  -------------    -------------

                                                  $  39,462,000    $           -
                                                  =============    =============


       The fiber optic network represents bandwidth the Corporation intends to use in its own operations, either for short term leasing or for telecommunications traffic. At December 31,1999 the asset consisted of the following:

       Bandwidth available for leasing, net of
          depreciation of $304,000                $  11,846,000

       Undrawn bandwidth                             26,300,000
                                                  -------------

                                                  $  38,146,000
                                                  =============


       At December 31, 1999 all leasing commitments were for twelve months or less.

       As stated in note 12, the fiber optic network is subject to recall by the capacity suppliers.


10.    INVESTMENTS

       (a) On May 25, 1999 Equitel Communications Limited entered into a Share Purchase Agreement to acquire a 20% equity interest in Net Industrial Holdings Telecommunications Limited, a South African company established to develop opportunities in the Sub-Sahara telecommunications sector. On the same day the subsidiary entered into a Joint Venture Agreement with Net Industrial Holdings Telecommunications Limited to establish a new company, Tele Afrique Limited, to develop telecommunications business in Africa. Tele Afrique Limited is jointly owned by the two parties.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


10.    INVESTMENTS (CONTINUED)

               The total commitment under the above agreement is (pound)2.375 million, consisting of cash payments of $1.125 million and the balance in shares of the Corporation. At December 31, 1999 all of the shares have been issued and $900,000 of the cash paid.

               At December 31, 1999 the two companies had not commenced operations and the investment is stated at nil.

       (b) Equitel Communications Limited has a 49% interest in Desert Telecommunication Services LLC, an Omani company. The balance sheet of Desert Telecommunication Services LLC is summarised:

                                                                   1999
                                                           ------------

               Assets
               Cash and cash equivalents                   $    104,495
               Trade accounts receivable                          2,813
               Prepayments and other debtors                     22,718
               Property, plant and equipment                    361,945
               Inventory                                        111,736
                                                           ------------
                                                           $    603,707
                                                           ============

               Liabilities and Stockholders' Equity

               Bank borrowings                             $    146,521
               Trade accounts payable                           206,376
               Accrued expenses and other payables              310,608
               Shareholder loans                                331,337
                                                           ------------
               Total liabilities                                994,842
                                                           ------------

               Stockholders' Equity
               Share capital                                    388,601
               Accumulated losses                              (779,736)
                                                           ------------
                                                               (391,135)
                                                           ------------
                                                           $    603,707
                                                           ============
               Equity share of investment                  $        Nil
                                                           ============

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


10.    INVESTMENTS (CONTINUED)

       Full provision for the joint venture's losses has been made in the financial statements of Equitel Communications Limited.


11.    GOODWILL

       Goodwill consists of the following:

                                                             1999                  1998
                                                             ----                  ----
       Consideration (shares in Telemonde Inc)     $  20,312,000                      -
       Fair value of net liabilities acquired         11,267,000                      -
                                                   -------------          -------------
                                                      31,579,000                      -

       Amortisation charge for the period               (452,000)                     -
                                                   -------------          -------------
                                                   $  31,127,000          $           -
                                                   =============          =============

       The Corporation will assess the carrying value of goodwill at each balance sheet date for impairment based on a market value comparison method and make any necessary provisions.


12.    ACCOUNTS PAYABLE

       Included in accounts payable is $78.3 million due to capacity suppliers. In the event that the corporation fails to meet its negotiated obligations to the capacity suppliers, inventory and property to an aggregate value of $56.8 million may be recalled by the suppliers, without further recourse.


13.    CAPITAL STOCK

                                                           1999                  1998
                                                           ----                  ----
       Authorised:
       1999: Telemonde Inc - 145,000,000
       shares of common stock $0.001 par
       value per share                                  145,000                      -

       5,000,000 shares of preferred stock
       $0.001 par value per share                         5,000                      -

       1998:  Telemonde Investments Ltd -
       50,000 ordinary shares of $1 each       $              -                 50,000
                                                  =============          =============

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


13.    CAPITAL STOCK (CONTINUED)

       Issued
       1999:  65,211,584 shares issued and
       7,892,858 shares to be issued,
       totalling 73,104,442 shares                     73,104                 -

       1998:  Telemonde Investments Ltd -
       29,630 ordinary shares of $1 each          $         -            29,630
                                                  ===========      ============


14.    RELATED PARTY TRANSACTIONS

       (a) During the year the corporation made payments to Argonaut Limited and Harley Consultants Limited amounting to $225,000 (1998:
              $37,000) for directors and consultancy services. Mr. Michael Collins, a director of Telemonde Investments Limited, is a director of both Argonaut Limited and Harley Consultants Limited and has a controlling interest in Argonaut Limited.

       (b) During the period from March 10, 1998 to December 31, 1998 payments amounting to $452,000 were made to Westbourne Communications Limited for the services of an executive and a consultant and as reimbursement for expenses paid by Westbourne Communications Limited on behalf of the Corporation.

       (c) During the year the Corporation made payments to Equitel Communications Limited amounting to $428,000 (1998: $898,000) for commissions earned on sales contracts. The directors and shareholders of Equitel Communications Limited include directors of Telemonde Inc.

       (d) The vendors of Equitel Communications Limited included Janet Pomeroy, Adam Bishop and Telcoworld Limited. Kevin Maxwell is associated with Telcoworld Limited. Kevin Maxwell and Adam Bishop are directors of Telemonde Inc. Kevin Maxwell was a director of Equitel Communications Limited and Harry Pomeroy is a director of Equitel Communications Limited.


15.    ACQUISITIONS

       (a)    Equitel Communications Limited

              On November 8, 1999, Telemonde Inc, acquired the entire issued share capital of Equitel Communications Limited, a telecommunications services company incorporated in the United Kingdom. The combination has been accounted for under the purchase method and the results have been included from the date of acquisition. Under the terms of the Share Purchase Agreement, the consideration payable to the vendors is $19,000,000 satisfied by the issue of 4,947,917 shares of common stock of Telemonde Inc.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


15.    ACQUISITIONS (CONTINUED)

       Possible contingent consideration is listed below:

       (1) An additional sum calculated by multiplying reported earnings before interest and tax for the year ending December 31, 2000 by 6, subject to a maximum of $30,000,000, payable on June 30, 2001.

       (2) A further additional sum calculated by multiplying reported earnings before interest and tax for the year ending December 31, 2001 by 5, subject to a maximum of $50,000,000 less the amount paid under (1) above, payable on June 30, 2002.

              The additional sums under (1) and (2) above are to be satisfied by shares in the Corporation. If any additional sums become payable, goodwill and the related amortisation charge will increase accordingly.

              The purchase consideration has been allocated as follows:

              Fair value of net liabilities acquired       (11,402,000)
              Goodwill                                      30,402,000
                                                         -------------

                                                         $  19,000,000
                                                         =============


              The pro-forma income statement for the year ended December 31, 1999, giving effect to the transaction as if it had occurred on January 1, 1999 is summarised:

                                      Telemonde
                                            Inc               Adjustments                 Pro-Forma
                                            ---               -----------                 ---------
              Revenues              $     8,165,000                68,000                 8,233,000
              Net Income            $   (41,969,000)          (11,440,000)              (53,409,000)
              Earnings per share    $         (0.84)                (0.23)                    (1.07)

       (b)    TGA (UK) Limited

              On August 9, 1999, Telemonde Inc acquired the entire issued share capital of TGA (UK) Limited, a switching services company based in the United Kingdom. The combination has been accounted for under the purchase method and the results have been included from the date of acquisition. The price paid was 200,000 shares of common stock of Telemonde Inc, valued at $1,312,000. This has been allocated as follows:

              Fair value of net assets acquired                135,000
              Goodwill                                       1,177,000
                                                         -------------

                                                          $  1,312,000
                                                         -------------

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


15.    ACQUISITIONS (CONTINUED)

       (c)   Others

              On November 5, 1999 Telemonde Inc. entered into a Heads of Agreement to acquire Global Communications (Holding) Limited, a UK internet, e-commerce and telecommunications business, for (pound)100,000,000 ($ 165 million) to be satisfied by cash of (pound) 500,000 ($ 825,000), loan notes of (pound) 49.5 million ($81.7 million) and shares of (pound) 50 million ($ 82.5 million). The acquisition has not taken effect and is unlikely to proceed.


16.          SUBSEQUENT EVENTS

       (a) On January 1, 2000 the Corporation signed an agreement to increase its profit share in Desertel Telecommunications Services LLC (an Omani joint venture between EquiTel and a local partner) from 49% to 75%. The consideration was satisfied by the issuance of 1,750,000 shares of common stock.

       (b) On January 12, 2000 the Corporation entered into a forbearance agreement with Communications Collateral Limited whereby Communications Collateral Limited agreed to extend the terms of the Corporation's indebtedness in exchange for up to 1.75 million shares of common stock valued at $3.8 million. The terms of the warrants issued to Communications Collateral Limited were amended so as to reduce the strike price to $2.70. There is no impact on the income statement since the value of the warrants is materially unchanged.

       (c) On February 22, 2000 the Corporation entered into an executive services agreement with Paul Donofrio. Under the terms of the agreement Mr. Donofrio is entitled to a base salary plus bonuses and 5,800,000 non-qualified stock options to purchase shares of common stock of the Corporation at a price of $.50 per share. The options shall be vested and exercisable at dates between June 1, 2000 and March 1, 2003. The options shall have a life of ten years. The Corporation will record a compensation expense over the vesting period as follows:

                                              2000             1,320,000
                                              2001               960,000
                                              2002               960,000
                                              2003               240,000
                                                            ------------
                                                            $  3,480,000
                                                            ------------


       (d) On March 2, 2000 the Corporation entered into an office services agreement to lease New York accommodation for four months at a cost of $9,590 per month. The agreement can be extended for periods of three months.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


17.    FINANCING

       The Corporation has entered into the following financing arrangements:

       (a) The Corporation sold capacity to Communications Collateral Limited, although Communications Collateral Limited has exercised an option to require the Corporation to repurchase the capacity. Communications Collateral Limited has granted the Corporation a facility of US $1 million (of which $500,000 has been used to pay a facility fee) and the Corporation has granted collateral over certain assets to Communications Collateral Limited.

              In view of this option the sale has been treated as a financing transaction and disclosed within "other loans".

              Communications Collateral Limited is entitled to purchase shares equal to 7% of the issued share capital of the Corporation at the time of issuance. The exercise price is the lesser of (i) $5.25 per share or (ii) if the price per share is below $5.25 for 20 consecutive trading days prior to an equity offering by the Corporation of at least $10 million, the average of the per share price during such 20 day period. The strike price has subsequently been amended to $2.70.

              An associated Registration Rights Agreement, provides that Communications Collateral Limited may participate as a selling shareholder in the first underwritten public offering of at least $10 million. In addition, Communications Collateral Limited may have certain additional demand and piggyback registration rights.

              Using the Black-Scholes option pricing model, the warrants have been valued at $6.6 million. This has been treated as additional paid in capital and amortised in full in 1999. The valuation model is based on the prevailing stock price of $5.25 per share and a 65% volatility factor.

       (b) On August 25, 1999 the corporation issued warrants to a bandwidth capacity supplier which entitle the warrant holder to purchase 1,100,000 shares of common stock at a price of $5.25 per share. The warrants expire on August 25, 2000. Using a Black Scholes option pricing model, the warrants have been valued at $2,376,000. This has been treated as additional paid in capital and amortized in full in the year ended December 31, 1999. The valuation model is based on a prevailing stock price of $6.25 per share and a 65% volatility factor. The exercise price is subject to adjustment in the event of, amongst other things, a merger or issuance of warrants. The compensation expense will be adjusted in the period any such event occurs.

                                  TELEMONDE INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


18.    OPERATING LEASE COMMITMENTS

       The Corporation entered into a property operating lease agreement with future minimum lease payments as follows:

                                          Year ended
                                         December 31,

                                              2000      $      1,372,000
                                              2001             1,372,000
                                              2002             1,372,000
                                              2003             1,372,000
                                              2004             1,372,000
                                        Thereafter            13,005,000
                                                          --------------

       Total minimum lease payments                       $   19,865,000
                                                          ==============