Form 10-Q
period 2000-03-31
TELEMONDE INC
filed 2000-05-12
CIK 1098387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _______________

                       Commission file number: 000-28113

                                TELEMONDE, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                   62-1795931
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

 230 Park Avenue, 10/th/ Floor, New York, New York           10169
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

         Yes ___    No  X
                       ---

     As of May 8, 2000, Telemonde, Inc. had outstanding 82,375,784 shares of common stock, $.001 par value per share.

================================================================================

                                TELEMONDE, INC.

                                     INDEX

                                                                             Page Number
                                                                             ----------
                         PART I - FINANCIAL INFORMATION

Item 1.   Independent Auditor's Report                                           3

          Consolidated Financial Statements:
          Consolidated Balance Sheets -
          March 31, 2000 and December 31, 1999                                   4

          Consolidated Statements of Income -
          Three Months ended March 31, 2000 and 1999                             5

          Consolidated Statements of Cash Flow -
          Three Months ended March 31, 2000 and 1999                             6

          Notes to Consolidated Financial Statements                             7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            18

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                     18

Item 2.   Changes in Securities and Use of Proceeds                             18

Item 6.   Exhibits and Reports on Form 8-K                                      19

Signatures                                                                      20

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying condensed consolidated balance sheet of Telemonde, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2000 and March 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, and cash flows for the year then ended, not presented herein, and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          MOORE STEPHENS
                                                          Chartered Accountants

St. Paul's House
London EC4P 4BN
May 4, 2000

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)


                                                              at March 31, 2000    at December 31, 1999
                                                              -----------------    --------------------
Assets                                                           (unaudited)             (audited)
Cash and Cash Equivalents                                            1,442              $      62
Trade accounts receivable, net of allowance
   for doubtful debts of $0 and $923, respectively                  17,885                  4,852
Inventories                                                         14,865                 21,465
Prepaid expenses                                                     1,421                  1,605
                                                                 ---------              ---------
Total current assets                                                35,613                 27,984
                                                                 ---------              ---------
Property, plant and equipment                                       38,455                 39,462
Investments in joint venture                                         2,025                      0
Intangible assets                                                   30,337                 31,127
                                                                 ---------              ---------
Total assets                                                     $ 106,430              $  98,573
                                                                 ---------              ---------
Liabilities and stockholders' equity

Accounts payable                                                    88,367                 85,528
Accrued expenses                                                     6,065                  5,721
Deferred income                                                      2,544                  2,657
Short term notes                                                    10,064                  9,141
                                                                 ---------              ---------
Total current liabilities                                          107,040                103,047
                                                                 ---------              ---------
Stockholders' equity

Capital stock                                                           86                     73
Retained deficit                                                   (52,944)               (53,701)
Additional paid in capital                                          52,248                 49,154
                                                                 ---------              ---------
Total stockholders' deficit                                           (610)                (4,474)
                                                                 ---------              ---------
Total liabilities and stockholders' equity                       $ 106,430              $  98,573
                                                                 ---------              ---------

The accompanying notes are an integral part of these consolidated balance sheets.

                                TELEMONDE, INC.
                       Consolidated Statements of Income
          (US Dollars expressed in thousands, except per share data)
                                  (unaudited)

                                                                       For the Three Months Ended
                                                                 --------------------------------------
                                                                 March 31, 2000          March 31, 1999
                                                                 --------------          --------------
Sales                                                               $  18,297               $   4,847

Cost of goods sold                                                     13,222                   3,397
                                                                    ---------               ---------
Gross margin                                                            5,075                   1,450
                                                                    ---------               ---------

Operating Expenses:
Selling, general and administrative expenses                            2,611                   1,294
Research and Development                                                  503                      34
Amortization of goodwill                                                  790                       0
Reserve for doubtful accounts                                               0                     700
                                                                    ---------               ---------
Operating expenses                                                      3,904                   2,028
                                                                    ---------               ---------
Operating profit (loss)                                                 1,171                    (578)
                                                                    ---------               ---------

Other income (expense):
Interest income                                                           258                     157
Interest expense                                                         (502)                      0
Share of losses of associate                                             (255)                      0
Exchange gains                                                             85                       0
                                                                    ---------               ---------
Other income (expense)                                                   (414)                    157
                                                                    ---------               ---------
Net income (loss)                                                   $     757               $    (421)
                                                                    ---------               ---------
Net income (loss) per share - basic and fully diluted               $    0.01               $   (0.01)
                                                                    ---------               ---------

The accompanying notes are an integral part of these consolidated statements of income

                                TELEMONDE, INC.
                     Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                  (unaudited)

                                                                             For the Three Months Ended
                                                                        ------------------------------------
                                                                        March 31, 2000        March 31, 1999
                                                                        --------------        --------------
Operating Activities
Net income (loss)                                                       $          757        $         (422)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Amortization of goodwill                                                         790                     0
  Depreciation of property, plant and equipment                                  1,073                     0
  Reserve for doubtful accounts                                                      0                   700
  Expenses satisfied by issuance of stock                                        1,071                     0
  (Increase) decrease in accounts receivable                                   (13,033)                2,025
  (Increase) decrease in inventories                                             6,600               (10,365)
  (Increase) decrease in prepaid expenses                                          184                     0
  Increase (decrease) in accounts payable                                        2,839                12,259
  Increase (decrease) in accrued expenses                                          345                (2,468)
  Increase (decrease) in deferred income                                          (113)               (3,500)
                                                                        --------------        --------------
Net cash provided by (used in) operating activities                                513                (1,771)
                                                                        --------------        --------------
Investing activities
Purchase of property, plant & equipment                                            (66)                  (36)
                                                                        --------------        --------------
Net cash used in investing activities                                              (66)                  (36)
                                                                        --------------        --------------
Financing activities
Proceeds from short term notes                                                     923                     0
Issuance of stock                                                                   10                     0
                                                                        --------------        --------------
Net cash provided by financing activities                                          933                     0
                                                                        --------------        --------------
Net increase (decrease) in cash and
  cash equivalents                                                               1,380                (1,807)
Cash and cash equivalents at start of period                                        62                 2,655
                                                                        --------------        --------------
Cash and cash equivalents at end of period                              $        1,442        $          848

Supplemental disclosure of cash flow information:
Interest paid                                                           $          194        $            0

The accompanying notes are an integral part of these consolidated statements of cash flow.

                                TELEMONDE, INC.
                  Notes to Consolidated Financial Statements
                                March 31, 2000
          (US Dollars expressed in thousands, except per share data)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1999 audited consolidated financial statements included in the Company's 1999 Annual Report and the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 30, 2000. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2. At March 31, 2000, Telemonde had 80,613,355 shares issued and 5,193,609 shares to be issued, totaling 85,806,964 shares. At December 31, 1999, Telemonde had 65,211,584 shares issued and 7,892,858 shares to be issued, totaling 73,104,442 shares.

3. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS". Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted number of common shares outstanding totaled 80,546,191 and 35,326,630 for the three months ended March 31, 2000 and March 31, 1999, respectively. On May 14, 1999, the corporation issued 35,297,000 shares of common stock in exchange for the 35,297 ordinary shares of Telemonde Investments Limited. For purposes of calculating earnings per share, the increase in nominal share capital was deemed to take effect on January 1, 1999. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised. The dilutive effect of the assumed exercise of stock options and warrants was 9,160,211 for the three months ended March 31, 2000 and zero for the three months ended March 31, 1999.

4. The FASB has issued SFAS No. 131," Segment Reporting". From our inception on March 10, 1998 to November 1999, our business consisted entirely of the sale of transatlantic bandwidth and of the management of bandwidth through maintenance contracts with our customers. The corporation's principal activities are 1) the purchase, sale and leasing of fiber optic bandwidth capacity, and 2) telecommunications traffic and network services. Telecommunications traffic and network services are in the early stages of development and contributed negligible revenues in the three months ended March 31, 2000 and no revenues in the three months ended March 31, 1999. In addition, the corporation's customers are principally based in Europe and North America, and the corporation's assets are principally located there as well.

5. The FASB has issued SFAS No. 130, "Comprehensive Income Reporting". In the three months ended March 31, 2000 and March 31, 1999, there were no components of comprehensive income for the Company other than net income.

6. The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. For example, gains or losses related to changes in the fair value of a derivative, not designated as a hedging instrument, are recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

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

7. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs be expensed as incurred. SOP 98-5 applies to all non-governmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

8. As a result of FASB Interpretation No. 43 "Real Estate Sales", an interpretation of FASB Statement No. 66 (FIN 43), which became effective July 1, 1999, sales of terrestrial capacity may not be recognized as revenue at the time the circuits are activated. The Company's revenues to date have been derived from sales of indefeasible rights of use for submarine circuits and will continue to recognize revenue from submarine capacity sales agreements upon activation of those circuits, because our submarine capacity sales agreements meet the conditions for sales type lease accounting. Revenue from the sale of terrestrial backhaul circuits will be amortized over the life of the contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with Telemonde's financial statements, including the notes, appearing elsewhere in this Quarterly Report.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's 1999 Annual Report on Form 10-K, filed March 30, 2000, under Item 1, "Business - Risk Factors", together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form 10 dated November 15, 1999 (and any subsequent amendments to the Form 10), could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

Overview

We are an international communications company that is creating an international network, which will connect countries in the developed world with regional centers in emerging markets.

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

The issuance of common stock by Pac-Rim was accounted for as a reverse purchase acquisition of Pac-Rim by Telemonde Investments Limited. Although Pac-Rim was the surviving legal entity in the reverse, Telemonde Investments Limited is considered to be the acquirer in the transaction because:

     .    the sole shareholder of Telemonde Investments Limited prior to the acquisition became the majority shareholder of Pac-Rim following the acquisition;
     . Telemonde management became Pac-Rim management following the acquisition; and
     .    Pac-Rim was simply a shell company rather than an operating business.

Following the acquisition by Telemonde Investments Limited, Pac-Rim Consulting, Inc.'s name was changed to Telemonde, Inc. On November 9, 1999, Telemonde, Inc. became a Delaware corporation by merging into a newly formed Delaware subsidiary.

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. While we incurred operating losses and negative cash flow from our inception through December 1999, the first quarter of 2000 evidenced an initial reversal of that trend. The Company recognized $18.3 million in revenue in the period from January 1, 2000 through March 31, 2000, which contributed to a $1.2 million operating profit and a modest operating cash flow of $0.5 million.

While we are encouraged by these first quarter 2000 results, we are continuing to establish our networks and expand our services. The continuation of this expansion could give rise to operating losses and negative cash flows in the future. The magnitude of these operating losses and especially negative cash flows will be affected by a variety of factors, which include:

     . The ability to put in place working capital facilities and to increase our capital base.
     . The rate at which we add new customers and the prices those customers pay for our bandwidth and Internet services.
     . The mix of our business, including, among other factors, the proportion of IRUs compared to leases and short term rentals we sell to our customers.
     . The ability and cost to obtain transatlantic and other bandwidth capacity; in particular the cost of bandwidth under the major supplier agreements currently under re-negotiation.
     . Customer payment terms where customers require a deferred payment plan for their purchase of our IRUs.
     . The speed and extent to which we add networking and other related services, including but not limited to our telehousing facilities, to our portfolio of products and services.
     . The ability to predict demand for our networking and other related services, including but not limited to our telehousing facilities.
     . The ability of our local relationships in emerging markets to support our customers and meet our obligations.
     . The completion of our planned networks and infrastructure and the expansion of our networks generally, with completion being achieved by currently expected completion dates.
     . General economic, financial, competitive, legislative, regulatory, licensing, and other factors that are beyond our control.

We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs through flexible supplier payments, the issuance of debt and the proceeds from sales of shares of common stock.

While the Company is progressing, it still considers itself an early stage company and, as such, we have not yet fully completed our transition to an operating company. It is anticipated that our network and operations center will be established by the end of the first half of 2000. Although our senior management team has substantial industry knowledge and experience, this team has been built up during the course of 1999 and has only recently been completed. EquiTel was formed in late 1998, signed its initial customer contracts in 1999 and still needs to be fully integrated into Telemonde.

The transition from a progressing early stage company to an operating company places significant demands on our management and operations. We are in the process of expanding the management and operational capabilities necessary for this transition. Our ability to manage this transition successfully will depend on, among other things:

 .    expanding, training and managing our employee base, including attracting, retaining and motivating highly skilled personnel;
 .    creating customer interface and operations, administrative and maintenance systems;
 .    procuring terrestrial capacity to provide connectivity to inland cities.

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

We believe that following the recent sharp decline in market price, existing supply and demand are now better matched. Current prices are cost based to ensure that existing inventories are run down prior to new cable systems becoming operational. The future market pricing of bandwidth will be affected by any future imbalances between supply of capacity and demand of bandwidth and therefore by the timing of new generation cable systems.

These developments have impacted buyer behavior by shifting some purchase decisions away from outright capacity ownership (IRUs) to short-term leases (typically less than 1 year in duration), in anticipation of lower prices in the near future. Buyers are balancing the cost of purchasing short-term bandwidth to meet user driven demand for bandwidth and service quality in a competitive market against a forward view of prices for IRUs on the new cable systems and delivery date expectations. We believe that the demand for bandwidth will be driven primarily from Internet Protocol (IP) based services and the growing availability of broad band capacity on the wireline and wireless access networks. This, coupled with the radically reduced cost of international bandwidth, will increase the demand for new high-speed data and Internet services over the next 18 months due to an abundance of high-quality, cost-effective bandwidth, particularly on transatlantic and intra-European routes. Services such as high capacity streaming video and content via the Internet, previously thought to be uneconomical, will develop rapidly as prices for the underlying bandwidth steps down to the next, technology driven, level.

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

Our business would be damaged if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

     .    access costs;
     .    inadequate network infrastructure;
     .    security concerns;

     . uncertainty of legal and regulatory issues concerning the use of the Internet;
     .    inconsistent quality of service; and
     .    lack of availability of cost-effective, high-speed service.

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

Revenues

Sales for the three months ended March 31, 2000 totaled $18.3 million compared with $4.8 million for the three months ended March 31, 1999. The principal reason for the rise in revenues for the three months ended March 31, 2000 has been the normalization of prices in the transatlantic bandwidth capacity industry after its rapid decline in 1999. Customers were reluctant to purchase capacity while prices were falling (and we were unable to sell capacity profitably until we had renegotiated terms with our suppliers) but have now gone ahead and procured bandwidth in an environment whereby supply and demand are more equalized.

A relatively small number of customers currently account for a significant amount of our total revenues. In our bandwidth business three customers accounted for over 90% of our revenues in 1999. In the first three months of 2000, four customers accounted for over 90% of our revenues. Although we intend to expand our customer base as our business grows and through acquisitions, this dependence on a relatively small number of customers may continue for the foreseeable future. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if (1) our customers build their own facilities, (2) our competitors build additional facilities, or (3) our customers are involved in further consolidations in the telecommunications industry, we could experience a reduction in the use of our services, which could have a material adverse effect on our business.

Our medium-term contracts for the supply of transatlantic bandwidth were contracted for in 1998 and early 1999 at fixed prices and before the unexpectedly severe fall in market prices during the remainder of 1999. The details of our Capacity Purchase Agreements with suppliers are described in detail in the section on "Liquidity and Capital Resources" below. In order to address this bandwidth price compression, we have reached agreements in principle but have yet to sign definitive agreements with our principal suppliers to replace old capacity with new capacity on higher-value networks that encompass the Atlantic, Pacific, Europe and South American regions. The Company believes that the final agreements will be executed within a reasonable time on the terms already agreed upon in principle.

Although we believe that transatlantic market prices have now begun to stabilize, we can give no assurance that prices will not fall further. We have made in the past, and may make in the future, commitments to suppliers to obtain bandwidth capacity. Market price reductions reduce and can eliminate the expected margin on bandwidth sales over the purchase price from the supplier. In addition, we would need to seek further price reductions from our suppliers for future bandwidth capacity purchases in order to restore margins and the outcome of such negotiations are inevitably uncertain. Therefore, our business, financial condition and operating results could be materially and adversely affected by market price declines.

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

To further offset the possible impact of future bandwidth capacity market fluctuations, we have diversified our revenue streams through the acquisition of EquiTel and the formation of telemonde.net S.A. We believe that these businesses will contribute to our revenue stream and/or net income (loss) during the later part of 2000.

Although we expect EquiTel's switched services to contribute to our revenue stream and/or net income (loss) in the future, our operations relating to the pre-paid card business face a number of risks, which include:

     . the increased entry into the market by pre-paid card vendors, including vendors that are larger than us;
     . our reliance on a small number of independent distributors to place pre-paid cards in retail outlets;
     . our inability to create exclusive pre-paid phone card distribution arrangements in certain markets;
     .    the availability of alternative telephony methods;
     .    the cost sensitive nature of consumer demand; and
     .    the lack of customer loyalty to any particular pre-paid card company.

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

We will derive substantial revenues from international operations and a key element of our business strategy is to expand our operations in international markets. Accordingly, our business is subject to certain risks inherent in international operations. These risks include:

     . unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;
     .  difficulties in staffing and managing overseas operations;
     .  problems in collecting accounts receivable;
     .  political risks;
     .  fluctuations in currency exchange rates;
     . foreign exchange controls which restrict or prohibit repatriation of funds;
     .  technology export and import restrictions or prohibitions;
     . delays from customs brokers or government agencies; and . potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.

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

Results of Operations

For the three months ended March 31, 2000 compared with the three months ended March 31, 1999

Sales increased $13.5 million or 277% from $4.8 million for the three months ended March 31, 1999 to $18.3 million for the three months ended March 31, 2000. Bandwidth capacity and leasing sales increased $11.5 million or 260% from $4.4 million in the three months ended March 31, 1999 to $15.9 million in the three months ended March 31, 2000. The increase in bandwidth capacity and leasing sales can be attributed to accelerated customer purchases in an environment whereby bandwidth supply and demand has begun to normalize. Backhaul, maintenance, recharge and traffic revenues increased $2.0 million or 328% from $0.4 million in the three months ended March 31, 1999 to $2.4 million in the three months ended March 31, 2000. The increase in backhaul, maintenance, recharge and traffic revenues reflects the fact that the Company began to earn traffic revenue on its newly established circuits during the first quarter of 2000. Revenues for both periods are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Cost of goods sold increased $9.8 million or 289% from $3.4 million in the three months ended March 31, 1999 to $13.2 million in the three months ended March 31, 2000. The increase reflects an equivalent increase in capacity sales partially offset by slightly weaker gross profit margins on these bandwidth sales. Cost of goods sold are primarily attributable to the subsidiaries of Telemonde Investments Limited.

Provision for doubtful debts decreased from $0.7 million in the three months ended March 31, 1999 to $0.0 million in the three months ended March 31, 2000. The provision in early 1999 related to a capacity sale made by Telemonde International Bandwidth (Bermuda) Limited.

Selling, general and administrative expenses increased $1.3 million or 102% from $1.3 million in the three months ended March 31, 1999 to $2.6 million in the three months ended March 31, 2000. Staff costs increased from $0.5 million in the three months ended March 31, 1999 to $1.3 million in the three months ended March 31, 2000. The increase in staff costs reflects the fact that Telemonde Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited and to build infrastructure and staff. Other selling, general and administrative expenses increased from $0.8 million in the three months ended March 31, 1999 to $1.3 million in the three months ended March 31, 2000, primarily as a result of an increase in travel, accommodation costs and public company expenses.

Research and development expenses increased $0.5 million or 1,379% from $0.03 million in the three months ended March 31, 1999 to $0.5 million in the three months ended March 31, 2000. The increase results from a continued build-up of the Company's technological capabilities commensurate with the expansion of Telemonde's customer's worldwide network build out. In the first quarter of 1999, the Company's engineering staff was just beginning to be assembled and by the first quarter of 2000, it continues to grow predominately in London but also in New York and Geneva as well.

Amortization of goodwill increased to $0.8 million in the three months ended March 31, 2000 from a non-existent level in the first three months of 1999. Telemonde's goodwill is mostly attributable to the purchase of EquiTel late in 1999 and, to a much lesser extent, the acquisition of TGA.

Interest income increased $0.1 million or 64% from $0.2 million in the three months ended March 31, 1999 to $0.3 million in the three months ended March 31, 2000. The increase is primarily attributable to an increase in income from sales interest on capacity sold on deferred payment terms.

Interest expense increased to $0.5 million in the first three months of 2000 from a non-existent level in the three months ended March 31, 1999 since borrowings for working capital purposes have materialized over the past few quarters.

Share of losses of associate increased from $0.0 million in the three months ended March 31, 1999 to $0.3 million in the three months ended March 31, 2000. The losses relate to start up costs attributable to Desert Telecommunication Services LLC, a joint venture of EquiTel established in the Sultanate of Oman.

Net income increased to $0.8 million in the three months ended March 31, 2000 from a net loss of $0.4 million in the three months ended March 31, 1999. The increase of $1.2 million of net income arises principally from the greatly increased sales and gross margins partially offset by an increase in operating and other expenses.

Liquidity and Capital Resources

Telemonde's liquidity requirements arise from:

     .   purchases and maintenance of bandwidth capacity and network equipment;
     . development of intelligent network platforms, which includes pre-paid calling cards and other value-added telephony services;
     .   interest and principal payments on outstanding indebtedness;
     .   net cash used in operating activities; and
     .   acquisitions of, and strategic investments in, businesses.

Telemonde has satisfied its liquidity requirements to date through operating cash flows, vendor finance, short-term bridge financing, shareholder loans and equity subscriptions.

Net cash provided by operating activities was $0.5 million in the three months ended March 31, 2000, compared to net cash used in operating activities of $1.8 million in the three months ended March 31, 1999. The increase in net cash provided by operating activities was primarily due to a decrease in inventories on the higher capacity sales levels, an increase in trade accounts payable and higher earnings before depreciation/amortization partially offset by a much higher accounts receivable level on the increased sales.

Net cash provided by financing activities was $0.9 million in the three months ended March 31, 2000 compared with $0.0 million in the three months ended March 31, 1999. The increase in short term notes for the current quarter relate to higher borrowings with The Atlas Corporation Limited and La Hougue Financial Management Services Ltd. partially offset by repayments to Communications Collateral Limited.

Telemonde's ability to meet its liquidity requirements is dependent on its ability to generate cash from operations and raise short term or permanent finance. While the Company incurred operating losses and negative operating cash flow from its inception through December 31, 1999, the first quarter of 2000 evidenced an initial reversal of that trend. However, Telemonde incurred a net loss of $11.7 million from its inception through December 31, 1998 and a substantial net loss of $42.0 million in the fiscal year ended December 31, 1999. On a pro forma basis, after giving effect to the acquisition of EquiTel, Telemonde would have had a net loss of $13.6 million in the inception period ended December 31, 1998 and $53.4 million in the fiscal year ended December 31, 1999.

We also expect to make capital expenditures over the next few quarters building our infrastructure and in organizing our bandwidth and switched services businesses. This includes the purchase of bandwidth capacity for our own networks, for planned leasing and rental business, and to meet our customers' requirements. We hope to fund these expenditures from short-term bridge financing, vendor financing and from planned equity funding, as well as from proceeds of future sales.

Beyond the initial amount, we will incur additional capital expenditures to support our projected growth of the bandwidth business. In particular, we aim to significantly grow our bandwidth leasing and rental business by purchasing additional bandwidth capacity to be leased to our customers. We expect to meet the cash requirements of our capital expenditures from:

     .    cash flow from fiber sales and operations;
     .    income from route management operations;
     .    income from our intelligent network services;
     .    additional equity and/or debt financing; and
     .    supplier financing, if available.

Our failure to accomplish any of the foregoing sources may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected with a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

We currently do not have the full capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects and could jeopardize our existence. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding inevitably leads to pressure from suppliers, which weakens our commercial position. In addition, it could result and has resulted in formal events of default, which could endanger us, especially if this supplier flexibility ceased to be available. It is for this reason that we plan to seek substantial external debt and equity funding.

The independent auditors reported that the financial statements for the fiscal year ended December 31, 1999 were prepared assuming that the Company will continue as a going concern. As discussed in note 17 to the fiscal year 1999 financial statements as reported in the Company's Annual Report on Form 10-K, Telemonde has incurred a net loss of $42.0 million. In addition, at March 31, 2000, total current liabilities exceeded total current assets by $71.4 million. These factors, and the others discussed in note 17 identified above, raise substantial doubt about the ability of the Company to continue as a going concern if it fails to raise additional debt and equity financing. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company fails to raise additional financing and cannot continue in existence.

We have incurred a high level of debt. As of March 31, 2000, Telemonde had $107.0 million in total liabilities, including:

       . $80.9 million to capacity suppliers relating to undrawn bandwidth. Undrawn bandwidth comprises transatlantic bandwidth capacity, which we have not yet drawn-down and taken delivery of, but to which we are committed to draw down at scheduled dates under the terms of Capacity Purchase Agreements with our suppliers.
       .  $7.5 million to all other suppliers.

       . $3.7 million owed to Communications Collateral Limited under a Capacity Option Agreement.

The amount of our debt could have important consequences for our future, including, among other things:

       . cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;
       . payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations; and

       . restrictive debt covenants may impair our ability to obtain additional financing.

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

Due to our lack of liquidity resulting from a decline in the market for wholesale fiber optic bandwidth, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements and have triggered events of default under our monetary obligations on a number of our material contracts. We are, however, renegotiating our capacity purchase agreements with our two major suppliers, MCI WorldCom and Atlantic Crossing.

MCI WorldCom Capacity Purchase Agreements. In December of 1998 and on March 31, 1999, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth Limited, entered into agreements for the purchase of five units (STM-1's) of bandwidth capacity on the Gemini network. Specifically, Telemonde acquired the IRUs in three units of capacity under the December 1998 agreement, and acquired the right for two additional units of capacity under the March 1999 agreement. Under these agreements, Telemonde is also required to pay annual maintenance charges. As a result of the Company's liquidity problems detailed above, Telemonde was unable to fulfill its obligations under these agreements, including being delinquent on its annual maintenance charges, resulting in an overall default to MCI WorldCom in the amount of approximately $26 million.

In light of these circumstances, Telemonde has executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commencing any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) May 31, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

Telemonde has also executed a letter of intent dated December 31, 1999 termed a "Capacity Swap Letter" in which MCI WorldCom has agreed to enter into a binding agreement with Telemonde to permit Telemonde to swap the bandwidth purchased under the above capacity purchase agreements for bandwidth on MCI WorldCom's European Ulysses network. The Capacity Swap Letter is conditional on satisfaction by Telemonde of its obligations under the Standstill Letter.

We cannot assure you that the two re-negotiated letters will be contractually closed. In the event that they are not closed, the existing contracts will remain in force. We are currently behind with our payments based upon the existing contracts and would therefore have to rely on the suppliers' flexibility in rescheduling payment terms. The events of default under the existing contracts could endanger our existence.

Atlantic Crossing Limited Capacity Purchase Agreement. Telemonde, through its now wholly owned subsidiary Telemonde Bandwidth (Bermuda) Limited, agreed to acquire an aggregate of 16 STM-1(s) on Segment S-1 from Atlantic Crossing Limited, under a Capacity Purchase Agreement dated June 10, 1998. Since the summer of 1999, we have not drawn down any capacity from Atlantic Crossing and have not made any payments under this agreement and are in default under the payment terms in the amount of approximately $52 million, in addition to interest and outstanding maintenance payments. Management is in discussions with Global Crossing, the parent company of Atlantic Crossing, to renegotiate the terms of the contract, including the extension of capacity drawdowns to include the entire Global Crossing system, rather than just transatlantic capacity. This will allow Telemonde to expand according to its overall business strategy.

Despite the defaults with MCI WorldCom and Global Crossing detailed above, Telemonde has been in extensive negotiations with senior management in both organizations from the end of 1999 and continuing into May 2000. It should also be noted that while these discussions have been held, Telemonde has made payments to both suppliers for services. It is the opinion of Telemonde's management that the ongoing negotiations with both suppliers will lead to a successful conclusion of the outstanding defaults and provide Telemonde with much more flexible supply contracts.

Gemini Capacity Purchase Agreement. On April 3, 1998, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth (Bermuda) Limited, purchased Indefeasible Rights of Use relating to transatlantic capacity from Gemini Submarine Cable System Limited. Specifically, Telemonde agreed to acquire up to a maximum of STM-16. Due to a subsequent and rapid decline in the market for wholesale telecommunications bandwidth, the capacity sale agreement was amended by three letter agreements dated January 27, April 16, and April 22, 1999. These amendments provided that an IRU for only one (1) STM-1 would be acquired, and a second STM-1 would be leased for a lump sum payment plus monthly payments for a three-month period ending July 16, 1999. Further negotiations between the parties provided that the lump sum payment would fall due on October 7, 1999 in the form of two promissory notes. Telemonde has paid Gemini the full balance owing for the IRU relating to the first STM-1. However, Telemonde has not fulfilled its obligations under two promissory notes in the amount of $2.7 million. Although this default gives Gemini the right to immediately terminate the Indefeasible Rights of Use, Gemini has not done so as of the date of this filing. Furthermore, such a termination would not substantially effect Telemonde's bandwidth sales contracts, as it only has one customer operating on the Gemini network under this particular capacity purchase agreement, and this customer is protected under the agreement with Gemini.

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

On August 14, 1999, Communications Collateral Limited exercised its option to require Telemonde to repurchase the capacity. Telemonde was unable to complete this repurchase. As of March 31, 2000, $3.7 million is owed to Communications Collateral Limited. As a result, Communications Collateral Limited has the right to foreclose on essentially all of the assets of Telemonde Investments Limited, including its ownership interests in the three subsidiaries of Telemonde Investments Limited, all of the assets in any of the foregoing subsidiaries, including their rights under Telemonde's bandwidth sale contracts; and any ownership interest the foregoing subsidiaries might have in any other Telemonde entities until the default is cured. The amount of the foreclosure, however, would not have exceeded the amount of the indebtedness.

Liabilities at March 31, 2000. As of March 31, 2000, Telemonde had $107.0 million of total liabilities. This included $80.9 million owed to capacity suppliers relating to undrawn bandwidth and $3.7 million owed to Communications Collateral Limited. As of March 31, 2000, we therefore had incurred events of default in respect of $84.6 million of the total liabilities.

We also had the following obligations, included in the total liabilities of $107.0 million at March 31, 2000:

 .    $1.0 million in loans to EquiTel from Rhone Financial Indemnity Re Limited, repayable when EquiTel's resources permit.
 .    $2.1 million in loans to Telemonde from The Atlas Corporation Limited.
 .    $1.2 million in loans from Kingsfame Investments Ltd.

At March 31, 2000 we had no material capital commitments. We intend to establish our own operations center, as described in the Network Section of Item 1 of the Company's 1999 Annual Report on Form 10-K. This will involve capital expenditures in respect of network equipment and connectivity. The intended sources of funds for these types of expenditures are described below.

Fund Raising Plans. We currently do not have the full capital base or working capital facilities to meet our projected commitments. We are currently seeking short-term debt finance, primarily to repay the obligations to Communications Collateral Limited. In addition, we plan to raise additional equity in order to provide us with an increased capital base for the future.

We can give no assurance that our plans to raise additional equity will be successful. If we fail to obtain the necessary capital, or if we obtain an insufficient amount of capital, this would harm our prospects and could jeopardize our existence. In March 2000, Telemonde's listing on the National Association of Securities Dealers Over-The-Counter Bulletin Board was suspended and it is unlikely that new equity financing will be available until such time as the listing is reinstated. We have benefited in the past from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding inevitably leads to pressure from suppliers. In addition, it has resulted in the past and could result in the future in formal events of default, which could endanger us, especially if this supplier flexibility ceased to be available. It is for this reason that we plan to seek substantial external funding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telemonde's primary market risk exposure relates to changes in foreign currency rates. Telemonde is exposed to the risk of fluctuations in foreign currency exchange rates due to the international nature and scope of its operations. In the future, Telemonde expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in foreign currency exchange rates may have a significant effect on Telemonde's results of operations. Telemonde historically has not engaged in hedging transactions to mitigate foreign exchange risk.

Telemonde's main exchange risk currently arises from fluctuations between the US dollar and pounds sterling. Its revenue from bandwidth sales is in US dollars. Although capacity purchases are also made in dollars, Telemonde's sales, general and administrative costs are mostly incurred in pounds sterling because most of its employees are based in its executive and administrative offices in London, England.

EquiTel's revenues will be mainly received in the local currency of the country of operations (for example, in Omani rigals in the case of the current contract in Oman). As EquiTel's contracts are mainly contracted through local joint ventures and partnerships, much of the costs of the contract are also incurred in the same local currency. However, there will be an exchange risk on the profit or loss of the local operations or joint venture arising from the fluctuation of the local currency, against the pounds sterling (in which currency EquiTel's central sales, general and administrative costs in London are mainly incurred).

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No securities of Telemonde which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by Telemonde during the first quarter of 2000, except as follows:

(a) On January 14, 2000, Telemonde issued 1,560,166 shares of its common stock to Communications Collateral Limited pursuant to the terms of a Forbearance Agreement, dated January 12, 2000. An exemption from registration is claimed under Section 4(2) of the Securities Act.

(b) On January 31, 2000, Telemonde issued 9,917,356 shares of its common stock to Fastfirm Limited at par for the purpose of assisting Telemonde in meeting additional financing requirements imposed under a Standstill Agreement with MCI WorldCom. Fastfirm pledged its shares of Telemonde to MCI WorldCom as a guaranty for Telemonde's obligations under the Standstill Agreement. An exemption from registration is claimed under Section 4(2) of the Securities Act.

(c) On February 10, 2000, Telemonde issued 1,427,820 shares of its common stock to Atlas Corp. Ltd. as a security pledge against loans from Atlas to Telemonde. Upon repayment of the loan, Telemonde may redeem the shares. An exemption from registration is claimed under Section 4(2) of the Securities Act.

(d) On March 21, 2000, Telemonde issued 1,750,000 shares of its common stock to Sheikh Ahmed Farid under the terms of an agreement between Telemonde, EquiTel Communications Limited, a wholly-owned subsidiary of Telemonde, and Sheikh Farid, regarding the acquisition by EquiTel of an additional 26% interest in Desert Telecommunications Services LLC in Oman. An exemption from registration is claimed under Section 4(2) of the Securities Act.

(e) On March 21, 2000, Telemonde issued 71,429 shares of its common stock to Miguel Tirado in partial consideration for his service as a non-executive director of Telemonde. An exemption from registration is claimed under
     Section 4(2) of the Securities Act.

(f) On March 22, 2000, Telemonde issued 425,000 shares of its common stock to John Havens, as a designee for Chirone Investments Limited. The shares were part of the 1,716,360 shares to be issued to Chirone as partial consideration for the forgiveness of an aggregate of $16.25 million previously loaned by Eaglescliff Investments Limited, Chirone Investments Limited, Hamptonne Limited and True Blue Enterprises. An exemption from registration is claimed under Section 4(2) of the Securities Act.

(g) On March 22, 2000, Telemonde, issued 250,000 shares of its common stock to William Pomeroy, as a designee for Chirone Investments Limited. The shares were part of the 1,716,360 shares to be issued to Chirone as partial consideration for the forgiveness of an aggregate of $16.25 million previously loaned by Eaglescliff Investments Limited, Chirone Investments Limited, Hamptonne Limited and True Blue Enterprises. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit list.

(b) During the quarter ended March 31, 2000, Telemonde did not file any report of form 8-K.

                                  SIGNATURES
                                TELEMONDE, INC.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   TELEMONDE, INC.



Date: March 12, 2000               By: /s/ Paul E. Donofrio
      --------------                   -----------------------------------------
                                      Paul E. Donofrio, Executive Vice President
                                      and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.      Description
----------       -----------

2.1* Stock Purchase Agreement among Pac-Rim Consulting, Inc., Thomas Gelfand, Telemonde Investments Limited, and Rhone Financial Indemnity Re Limited, dated as of May 14, 1999.

2.2* Agreement Relating to the Sale and Purchase of Shares in the Capital of EquiTel Communications Limited among (1) Telcoworld Limited and Others, (2) Telemonde, Inc., and (3) Harry Pomeroy and Larry Trachtenberg, dated November 8, 1999.

2.3* Agreement and Plan of Merger of Telemonde, Inc., a Nevada corporation, into Telemonde, Inc., a Delaware corporation, dated October 29, 1999.

2.4* Share Purchase Agreement for the Sale and Purchase of all the issued share capital of TGA (UK) Limited, between the shareholders of TGA (UK) and Telemonde, Inc., dated August 9, 1999.

2.5(a)* Share Purchase Agreement for the sale and purchase of all the issued capital shares of Carnival Enterprises Limited and 10% of the issued share capital of ITS Europe, S.L. among (1) Market Consultant Limited, (2) Volim Holding B.V., (3) Callaway Continental Limited and (4) EquiTel Communications, dated October 22, 1999.

2.5(b)* Share Purchase Agreement for the sale and purchase of 400,000 shares of common stock of Telemonde, Inc. between Market Consultant Limited and Callaway Continental Limited, dated October 22, 1999.

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

3.1(b)* Certificate of Merger between Telemonde, Inc., a Nevada corporation, and Telemonde, a Delaware corporation.

3.2*             By-Laws of Telemonde, Inc.

4.1*             Form of Common Stock Certificate.

4.2* Registration Rights Agreement between Telemonde, Inc. and Communications Collateral Limited, dated September 1, 1999.

4.3* Registration Rights Agreement between Telemonde, Inc. and Atlantic Crossing, Ltd. dated August 25, 1999.

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

10.8* Transmission Capacity Agreement among MCI WorldCom Global Networks U.S., Inc., and MCI WorldCom Global Networks Limited, and Telemonde International Bandwidth Limited, dated March 31, 1999.

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

10.14*** Executive Services Agreement by in between Telemonde, Inc. and Paul E. Donofrio, dated February 22, 2000.

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

***Previously filed as an Exhibit to the annual report on Form 10/K, as filed with the SEC on March 30, 2000.