Form 10-K/A
period 1999-12-31
TELEMONDE INC
filed 2000-06-08
CIK 1098387

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________
                                 FORM 10-K/A-1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to _______________
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

          Securities registered pursuant to Section 12(b) of the act:
                                      None.

          Securities registered pursuant to Section 12(g) of the act:

                   Common Stock, $.001 Par Value Per Share
                              (Title of class)

       Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes        No    X
                                               _____     -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       As of March 22, 2000, Telemonde, Inc. had outstanding 80,613,355 shares of common stock, $.001 par value per share.

       The aggregate market value of Telemonde, Inc. common stock held by nonaffiliates of Telemonde, Inc., i.e., by persons other than officers or directors of Telemonde, Inc., was $178,488,134 as of December 31, 1999 (based on a 12/31/99 closing stock price of $3.0313/share).

                      DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in
Part III hereof.

================================================================================

                                TELEMONDE, INC.
                                --------------
                        1999 ANNUAL REPORT ON FORM 10-K
                        -------------------------------

                                            TABLE OF CONTENTS                               Page Number
                                            -----------------                               -----------
Forward-Looking Statements                                                                         1

                                                 PART I

Item 1.           Business                                                                         2

Item 2.           Properties                                                                      44

Item 3.           Legal Proceedings                                                               46

Item 4.           Submission of Matters to a Vote of Security Holders                             46

                                                 PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters           47

Item 6.           Selected Consolidated Financial and Operating Data                              50

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                   51

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                      64

Item 8.           Financial Statements and Supplementary Data                                     66

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                            66

                                                PART III

Item 10.          Directors and Executive Officers of the Registrant                              66

Item 11.          Executive Compensation                                                          66

Item 12.          Security Ownership of Certain Beneficial Owners and Management                  66

Item 13.          Certain Relationships and Related Transactions                                  67

                                                 PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                 67

Signatures                                                                                        71

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

The forward-looking statements referred to above involve predictions. We cannot assure you that the future results will be achieved or that, if achieved, such results will be indicative of the results in later periods. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Actual events or results may differ materially as a result of certain risks which are described in this Annual Report, including but not limited to, in the Business section under the caption "Risk Factors." Such risks include:

     .     Our ability to increase our capital base.

     . The rate at which we add new customers and the prices those customers pay for our bandwidth and other services.

     . Our ability to obtain trans-Atlantic and other bandwidth capacity on favorable terms.

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

     . The completion of the planned expansion of our networks and infrastructure.

     . General economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

The following chart shows our current organization:


                                   =====================================================
                                                    TELEMONDE, INC.
                                                 a Delaware corporation

                                   =====================================================
---------------------   ---------------------  -------------------   ---------------------  -------------------  -------------------
telemonde.net, S.A.          Telemonde           TGA (UK) Limited,     Telecities Limited,       EquiTel         Telemonde Networks,
   organized in          Investments Limited,        a United           a United Kingdom      Communications      Limited, a United
   Switzerland             a British Virgin          Kingdom                company          Limited, a United    Kingdom company
                           Islands company           company                                  Kingdom company

---------------------   ---------------------  -------------------   ---------------------  -------------------  -------------------


          -----------------------------------------------                           -----------------------------------------
               Telemonde International Bandwidth,                                            EquiTel Card Services
           Limited, a British Virgin Islands company                                                Limited
                                                                                             a United Kingdom company
          -----------------------------------------------                           -----------------------------------------
             Telemonde Bandwidth (Bermuda) Limited, a                                            Teleroute Limited,
                        Bermuda company                                                      a United Kingdom company

          -----------------------------------------------                           -----------------------------------------
                Telemonde International Bandwidth                                                Telesource Limited,
                       (Bermuda) Limited,                                                     a United Kingdom company
                       a Bermuda company
          -----------------------------------------------                           -----------------------------------------
                                                                                     Desert Telecommunications Services, LLC
                                                                                            (49%), organized in Oman

                                                                                    -----------------------------------------

* All Companies are 100% owned unless otherwise indicated

The principal operating subsidiaries of the Telemonde group are:

 .    telemonde.net SA                  Established to sell fast Internet-related
                                       services to European Internet Service
                                       Providers and media companies

 .   Telemonde Investments Limited      Holding company for three bandwidth
                                       subsidiaries

 .   Telemonde International            Sells bandwidth capacity supplied by
    Bandwidth Limited                  Gemini

 .   Telemonde Bandwidth (Bermuda)      Sells bandwidth capacity supplied by
    Limited                            Global Crossing

 .   Telemonde International            Sells bandwidth capacity supplied by MCI
    Bandwidth (Bermuda) Limited        WorldCom

 .   EquiTel Communications Limited     Sells network and telecommunications
                                       services

 .   Desert Telecommunications          Joint venture company, providing network
    Services LLC                       services in Oman

 .   Telemonde Networks Limited         Provides technical, network, marketing
                                       and administrative services to other
                                       Telemonde group companies and to third
                                       party customers.

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

Internet and Data Services.

Internet connectivity and enhanced Internet and data services represent two of the fastest growing segments of the telecommunications services market. The popularity of the Internet with consumers has driven the rapid proliferation of the Internet as a commercial medium. Businesses are increasingly:

     . establishing websites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency;

     . recognizing that the Internet can significantly enhance communications among geographically distributed offices and employees as well as with customers and suppliers; and

     . utilizing the Internet for mission critical applications such as sales, customer service and project coordination.

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

We believe that a number of trends in the international telecommunications market will continue to drive growth in international traffic, including:

     . globalization of the world's economies and the worldwide trend toward deregulation and privatization of telecommunications markets;

     .    the growth of data and Internet traffic;

     . declining prices and a wider choice of products and services driven by greater competition resulting from privatization and deregulation;

     . increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks; and

     .    increased international business and leisure travel.

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

In addition to basic switch voice services, we provide enhanced route management services such as:

     .    Development of routes for licensed international operators;

     .    Development of inbound settlement payment processes;

     . Counter-balancing the impact of re-origination (the transfer of international telephone traffic via a third party carrier); and

     . Connection services that allow access between traditional operators and new licensees in liberalized markets.

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

Advisory Services. We also provide advisory services to telecommunications operators. We target our advisory services to public telephone operators in emerging markets and provide them with the senior management expertise and experience we have gained in developed markets. The scope of our advisory services is flexible. However, we anticipate particular interest from customers for:

     .    Board level support in strategic and general business planning;

     .    Support for the development of international business; and

     . Development of business plans and strategies in support of privatization and fund raising.

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

Future Network Enhancements. We intend to further enhance our network by creating metropolitan area networks in both New York and London. This will require the purchase of additional fiber capacity and related connectivity to existing points-of-access. We will then be able to provide access to multiple customers along the route of this enhanced capacity. Customers will be able to acquire or lease bandwidth on an "as and when required" basis. This will create the following advantages:

     . a simplification in the number of systems and cost savings associated with reduced future hardware equipment;

     . it will allow us to interconnect multiple customers, thus enabling us to offer connectivity instantly between any party; and

     . it will allow bandwidth to be activated and de-activated instantaneously and on a pre-set timed basis, if required. As a result we will be able to exploit new market opportunities such as offering short term leases for connectivity for a few days or hours for special events. When these periods end, the cross-connect arrangements will allow us to terminate the bandwidth and enable it to be automatically reallocated to another customer. In addition, we will program our cross-connects to activate new bandwidth at set times and dates to ensure that bandwidth intensive customers such as Internet service providers have large amounts of continuous bandwidth of varying capacities, allowing them to keep up with their fluctuating demands.

History of Operations

From its inception on March 10, 1998 to December 1999, we had revenues, losses and total assets as shown in the table below. Through November 1999, our business comprised only one industry segment, which was the sale of trans-atlantic bandwidth.

----------------------------------------------------------------------------------------------
                                   Period from March 10, 1998             Fiscal Year
                                               to                            Ended
                                        December 31, 1998              December 31, 1999
----------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
----------------------------------------------------------------------------------------------
Operating Revenues                          29,331                          8,165
----------------------------------------------------------------------------------------------
Net Loss                                   (11,732)                       (61,117)
----------------------------------------------------------------------------------------------
Total Assets at end of period               89,688                         78,474
----------------------------------------------------------------------------------------------

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

The audited financial statements at December 31, 1999 show a total stockholders' deficit of $23,622,000. The financial statements have been prepared assuming that the Company will continue as a going concern. The report of Moore Stephens, Chartered Accountants, shown on page F-1 indicates that there is substantial doubt about the ability of the Company to continue as a going concern. The Company is planning to obtain additional equity and debt financing, to provide an increased capital base and working capital facilities. There can be no assurances that the Company will be successful in this regard.

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

Telemonde is in negotiations with MCI WorldCom to restructure their existing agreements. Telemonde has executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commence any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) June 8, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

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

In response to market conditions in the last quarter of fiscal 1999, we reclassified part of our inventory as property, plant and equipment. This is because we intend to use that capacity, which has a book value of $19.3 million, for short term operating lease sales and for international telecommunications traffic sales. The capacity reclassified represents approximately 48 per cent of total capacity. The effect of this change in strategy from reseller to operator will be:

 .  Our revenue stream will be recognised in instalments over the life of the contract, rather than at inception
 .  Cash payments from customers will be received over the life of the contract, rather than at inception
 .  We will account for the capacity as an asset at cost less depreciation
 . We do not anticipate that there will be any further significant expenditures required to bring our network into service

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

     . capacity, which solves customers' speed requirements and enables them to deal with the projected rapid growth of the Internet in Europe.
     . connectivity, providing immediate access to the Internet and web sites world-wide.
     . content, enabling customers to differentiate their offering with video, audio and software, using the latest streaming technologies.
     .    e-commerce, enabling customers to transact over the Internet.

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

A relatively small number of customers have accounted for a significant amount of our total revenues to date. Although we intend to expand our customer base as our business grows and through acquisitions, this dependence on a relatively small number of customers may continue for the foreseeable future. In 1998 we delivered bandwidth capacity to three major customers who constituted more than 10% of our revenues for that period and also in 1999 three bandwidth customer constituted more than 10% of our revenues:

------------------------------------------------------------------------------------------------------------
                                                             Period from                Fiscal Year
                                                          March 10, 1998 to                ended
                                                          December 31, 1998          December 31, 1999
------------------------------------------------------------------------------------------------------------
Carrier 1 (Switzerland)                                     $10,318,000
------------------------------------------------------------------------------------------------------------
North American Gateway Inc.                                   8,206,000                   827,000
(Canada)
------------------------------------------------------------------------------------------------------------
Unisource Carrier Services A.G.                              10,807,000
(Switzerland)
------------------------------------------------------------------------------------------------------------
Telecom Italia (Italy)                                                                  4,621,000
------------------------------------------------------------------------------------------------------------
Trans Global Network Services Ltd.                                                      2,000,000
(UK)
------------------------------------------------------------------------------------------------------------

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

At this stage of our development, many of our competitors are significantly larger than we are, and many of our competitors have:

 .   substantially greater financial, technical, and marketing resources;
 .   larger networks;
 .   a greater ability to support the portfolio of services;
 .   stronger name recognition and customer loyalty; and
 .   long-standing relationships with our prospective customers.

Telemonde's major competitors for international communications bandwidth services are Gemini, MCI WorldCom, Iaxis, GTS, Level 3, Viatel, KPN/Qwest, Global Crossing and a rapidly changing number of arbitrage operators and brokers, such as Transglobal Network Services and Band-X. Telemonde differentiates its market offering through:

     . supplier independence whereby Telemonde is able to acquire bandwidth, telehousing and switched services from all of its suppliers, including its competitors, at least cost;
     . full network management of services from installation through contract life, which allows our customer to concentrate their key resource upon their core business activities; and
     . flexible financial and commercial contracts, which includes the ability to exchange bandwidth, provide flexible payment facilities and trade bandwidth for our customers capabilities which can be re-sold in the market at retail rates.

In addressing the Internet service provider market, our competitors are the major European Tier 1 carriers, such as British Telecommunications, Deutsche Telekom, France Telecom, Telecom Italia, Teleglobe and MCI WorldCom. We differentiate through:

     . the ability to customize our market offering to meet the individual needs of our customers;
     . a market positioning that does not compete with our customers retail services, unlike many of our competitors; and
     . the delivery of bundled content (Internet shopping, sport and other broadcast services, niche programming) and infrastructure (bandwidth, telehousing and peering facilities to the Internet backbone network) services. This provides a one-stop-shop for emerging Internet service providers where financial and resource constraints exist.

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

Our competitive strengths. We believe that we can compete effectively in the competitive markets described above, because we have a number of competitive strengths, including:

     . Established presence as a network services operator. We have entered into major supply contracts for international bandwidth capacity. As a result of these contracts and discussions with prospective customers, we have established a market presence and created a market awareness of Telemonde as a participant in the carrier's carrier market. We are responsible for the delivery and maintenance of our customers' capacity. Through our subsidiary, Telemonde Networks Limited, our technical staff provide quality network services to our customers. The recent launch of telemonde.net, S.A., has brought our bandwidth and network services to the attention of European Internet service providers to meet their demands for high volume digital video, sound, software and high speed connectivity to the Internet.

     . Supplier independence. We do not construct network infrastructure. However, our strength, through our independence, is our ability to acquire lowest cost facilities at any point in time incorporating the latest technology. Also we do not compete with our customer in the retail markets, unlike most of our competitors.

     . Operations and presence in emerging markets. We have established operations or a presence in the emerging markets of the Russian Federation, the Middle East, and Africa. EquiTel has obtained and operates several route management contracts terminating in the Russian Federation and South East Asia. Since February 1999, EquiTel has provided intelligent networks system in Oman. EquiTel has signed a joint-venture agreement with local partners in Bangladesh and is in negotiations to place intelligent network services in Malaysia in conjunction with local partners. In addition, EquiTel plans to establish a new entity to market EquiTel's services in Asia, Africa and Middle East. These and similar operations provide the markets for our advanced communications services, that are tried and tested, enabling EquiTel to expand its revenue base and enhance the services available.

     . Established intelligent networks platform. As discussed above, EquiTel has developed and installed a national intelligent network system in Oman. Although the Omani system currently supports pre-paid card services, the intelligent networks system is capable of providing other intelligent network services, including post-paid card services and enhanced services for voice mail, fax mail, short message services, intelligent routing and single number services. This has provided EquiTel with the experience of implementing and operating highly technical services in challenging commercial environments.

     . Experienced management team. Our executive officers have substantial industry and management experience. Most of them have many years of experience in senior management positions in leading international telecommunications businesses. In addition, our executive officers are supported by industry-experienced management in sales, operational and technical functions. As a result, we have the skills and ability to support business growth and to effectively manage such growth.

     . Strategic implementation is progressing. Part of our strategy is to create an extensive international infrastructure, which will enable us to deliver a broad range of voice, data and Internet products and services to our chosen markets. As a result, we will be able to provide dedicated "turnkey" solutions to customers in the United States and Western Europe, but, in particular, we will use our infrastructure and services to enable emerging markets to access the telecommunications and Internet services of the developed world. We have made some progress in implementing this strategy. Through the acquisition and utilization of fiber optic capacity, we are creating a network in the developed markets of the United States and Western Europe. Through the acquisition of EquiTel, we have developed and we are developing business in a number of emerging markets. We are therefore well positioned for the further implementation of our strategy. We intend to create retail telecommunications companies in the emerging markets, in partnership with public telephone operators, to offer enhanced telecommunications services to those markets. We also intend to develop Internet services for commercial use in both the liberalized and emerging markets. In the emerging markets, we will supply these services over our planned international infrastructure; however, they will be marketed and supported through local partnerships.


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

Swiss Regulations. In Switzerland, a new telecommunications act was adopted in April 1997 and became effective on January 1, 1998. This new Act provides for the liberalization of the Swiss telecommunications market and facilitates market entry by various measures. These measures include:

 .  Notice application procedure for resellers;

 . Application for a procedures for operators wishing to be granted a license for the establishment and operation of the transmission facilities; and

 . Providing rights of way, subject to authorization, over the public domain to facilities based carriers.

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

We have incurred a high level of debt. As of December 31, 1999, Telemonde and EquiTel had a combined $103,047,000 in total liabilities, including:

          .    $78,244,000 to capacity suppliers relating to undrawn bandwidth;
          .    $7,284,000 to all other suppliers; and
          .    $4,445,000 owed to CCL under a Capacity Option Agreement.

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

The loan facility between Telemonde and Communications Collateral Limited ("CCL") restricts our ability to pay dividends on our common stock. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay dividends at any time in the foreseeable future. See Part II, Item 5, "Dividend Policy."

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

At this stage of our development, many of our competitors are significantly larger than we are, and many of our competitors have:

          .    substantially greater financial, technical, and marketing
               resources;
          .    larger networks;
          .    a greater ability to support the portfolio of services;

          .    stronger name recognition and customer loyalty; and
          .    long-standing relationships with our prospective customers.

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

Our ability to manage this expansion depends on many factors, including the ability to:

     .    attract new customers and sell new services to existing customers;
     .    expand our network and available bandwidth design;
     .    acquire and install transmission and switching facilities;
     .    obtain any required governmental permits and rights-of-way;
     .    implement interconnection with local exchange carriers;
     .    expand, train and manage our employee base;

     . improve our financial, operating and information systems to effectively manage our growth;
     .    acquire suitable telehouse facilities; and
     . accurately predict and manage the cost and timing of our capital expenditure programs.

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

If we do not successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or if new technologies or enhancements used or developed by us do not gain market acceptance, our business could be damaged. The telecommunications industry, including the Internet, is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and rolling-out our services:

     .    effectively use and integrate leading technologies;
     .    continue to develop our technical expertise;
     . develop new products and services that meet changing needs of telecommunications industry and Internet service providers;
     .    have the market accept our services;
     .    advertise and market our products and services; and
     . influence and respond to emerging industry standards and other changes.

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

Our operations relating to the pre-paid card business face a number of risks, which include:

     . the increased entry into the market by pre-paid card vendors, including vendors that are larger than us;
     . our reliance on independent distributors to place pre-paid cards in retail outlets;
     . our inability to create exclusive pre-paid phone card distribution arrangements in certain markets;
     .    the availability of alternative telephony methods;
     .    the cost sensitive nature of consumer demand; and
     .    the lack of customer loyalty to any particular pre-paid card company.

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

We recruit a variety of types of distributors, including but not limited to:

     . persons who currently distribute other types of products to retail outlets; and
     . individuals that we believe have the necessary sales and marketing skills to promote our products.

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

A key element of our business strategy is to acquire or make future investments in complementary assets and businesses. A major portion of our future growth will be as a result of such acquisitions. Acquisitions, including our recent acquisitions of EquiTel and TGA (whose assets and business were transferred to other companies in the Telemonde group) and strategic investments involve financial and operational risks. In order to effect an acquisition we may incur indebtedness and will need to service that indebtedness or we may need to issue additional equity, which will lead to dilution. An acquisition may not provide the benefits originally anticipated while we continue to incur operating expenses. There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions and strategic investments with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such strategic investments and acquisitions. We cannot guarantee that we successfully will:

     .    identify attractive acquisition and strategic investment candidates;
     .    complete and finance additional acquisitions on favorable terms; or
     .    integrate the acquired businesses or assets into our own.

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

We maintain a web site on the Internet, which gives selected information about our business. The Internet address of our web site is: http://www.telemonde.com
                                                       ------------------------

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

     Bit - A binary unit of information that can have either of two values, 0 or
1. Higher amounts of binary digit are:
          .    kilobit = 1,000 bits
          .    megabit = 1 million bits
          .    gigabit = 1 billion bits
          .    terabit - 1 trillion bits

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

                            Location                                     Type
                            --------                                     ----
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

(h) On November 10, 1999, Telemonde agreed to issue 6,000,000 shares of its common stock to the following persons in exchange for the forgiveness of an aggregate of $16.25 million previously loaned by such persons to subsidiaries of Telemonde and to EquiTel:

         Name                                                            Shares of Common Stock
         ----                                                            ----------------------
         Eaglescliff Investments Limited, a British Virgin Islands company      1,427,820

         Chirone Investments Limited, a Bahamas company                         1,716,360

         Hamptonne Limited, a Bahamas company                                   1,236,180

         True Blue Enterprises, Inc., a Nevis company                           1,619,640

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

(j) On November 8, 1999, Telemonde issued 400,000 shares of common stock to Mr. Ethelbert Cooper in connection with his employment as Vice President of International Operations of EquiTel. Exemption from registration is claimed under Section 4(2) of the Securities Act.

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

                                                                    Fiscal Year                 Period From
                                                                       Ended                    March 10 to
                                                                December 31, 1999            December 31, 1998
                                                                -----------------            -----------------
Consolidated Statements of Operations Data:                          (in thousands, except per share data)
                                                                     -------------------------------------
Operating Revenues                                                    $ 8,165                      $29,331
Operating Expenses:
         Line Costs                                                     6,391                       32,510
         Reserve for inventory                                         40,690                            -
         Cost of Contract Cancellation                                      -                        6,094
         Reserve for Doubtful Accounts                                    923                            -
         Selling, general & administrative expenses                     9,932                        1,055
         Loan arrangement fees                                          1,615                        1,321
         Financing Costs                                                8,976                            -
                                                                       ------                       ------
Total Operating Expenses                                               68,527                       40,980

Operating Loss                                                       (60,362)                     (11,649)

Other Income (Expense)
         Interest Income                                                 582                          247
         Interest Expense                                             (1,337)                        (330)
                                                                      ------                         ----
Total Other Income (Expense)                                            (755)                         (83)

Net Loss                                                            $(61,117)                    $(11,732)

Net Loss Per Share Basic and Diluted                                $  (1.22)                    $  (0.33)

                                                               at December 31, 1999        at December 31, 1998
                                                               --------------------        --------------------
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                                           $     62                     $  2,655
Total Assets                                                          78,474                       89,688
Total Liabilities                                                    103,046                      101,390
Total Stockholders' Equity                                           (23,622)                     (11,702)

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

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. We have incurred operating losses and negative cash flow since our inception. Despite recognizing $37,496,000 in revenues, Telemonde incurred a deficit on total stockholders' equity of $23,622,000 for the period from March 10, 1998 (the date of inception) through December 31, 1999. We expect to continue to incur operating losses and negative cash flow in 2000 as we continue to establish our networks and expand our services. The continuation and magnitude of our operating losses and negative cash flows in the future will be affected by a variety of factors, including:

     . The ability to put in place working capital facilities and to increase our capital base.
     . The rate at which we add new customers and the prices those customers pay for our bandwidth and internet services.
     . The mix of our business, including, among other factors, the proportion of IRUs compared to leases and short term rentals we sell to our customers.
     . The ability and cost to obtain trans-atlantic and other bandwidth capacity; in particular the cost of bandwidth under the major supplier agreements currently under re-negotiation.
     . Customer payment terms customers require a deferred payment plan for their purchase of our IRUs.
     . The speed and extent to which we add networking and other related services, including but not limited to our telehousing facilities, to our portfolio of products and services.
     . The ability to predict demand for our networking and other related services, including but not limited to our telehousing facilities.
     . The ability of our local relationships in emerging markets to support our customers and meet our obligations.

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

Although we expect EquiTel's switched services to be a revenue stream in the future, our operations relating to the pre-paid card business face a number of risks, which include:

     . the increased entry into the market by pre-paid card vendors, including vendors that are larger than us;
     . our reliance on a small number of independent distributors to place pre-paid cards in retail outlets;
     . our inability to create exclusive pre-paid phone card distribution arrangements in certain markets;
     .    the availability of alternative telephony methods
     .    the cost sensitive nature of consumer demand; and
     .    the lack of customer loyalty to any particular pre-paid card company

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

Results of Operations

For the fiscal year ended December 31, 1999 compared with the period from March 10, 1998 to December 31, 1998. International traffic revenues increased from nil in the period ended December 31, 1998 to $0.04 million for the fiscal year ended December 31, 1999, following the acquisition of Equitel in the last quarter of 1999.

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

Line costs decreased $26.1 million or 80% from $32.5 million in the period ended December 31, 1998 to $6.4 million in the fiscal year ended December 31, 1999. Line costs include the cost of capacity sales and other direct costs. The cost of capacity sales decreased $19.2 million or 84% from $22.9 million in the period ended December 31, 1998 to $3.7 million in the fiscal year ended December 31, 1999. Other direct costs decreased 72% or $6.9 million from $9.6 million in the period ended December 31, 1998 to $2.7 million in the fiscal year ended December 31, 1999. Capacity sales have fallen by 81% and the decrease in line costs reflects a consistent gross margin on decreased sales.

Reserve for inventory increased from nil in the period ended December 31, 1998 to $40.7 million in the fiscal year ended December 31, 1999. The reserve reflects the rapid decline of prices in the trans-atlantic bandwidth capacity industry in 1999.

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

Selling, general and administrative expenses increased $8.8 million or 834% from $1.1 million in the period ended December 31, 1998 to $9.9 million in the fiscal year ended December 31, 1999. Staff costs increased from nil in the period ended December 31, 1998 to $2.2 million in the fiscal year ended December 31, 1999. The increase in staff costs reflects the fact that Telemonde

Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited and to build infrastructure and staff. Legal fees increased $1.7 million or 258% from $0.6 million in the period ended December 31, 1998 to $2.3 million in the fiscal year ended December 31, 1999. The increase in legal fees reflects an increase in corporate finance and potential acquisition activity. Other selling, general and administrative expenses increased $4.9 million or 1,150% from $0.4 million in the period ended December 31, 1998 to $5.3 million in the fiscal year ended December 31, 1999, primarily as a result of an increase in travel and accommodation costs and other costs.

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

The net loss increased $49.4 million or 422% from $11.7 million in the period ended December 31, 1998 to $61.1 million in the fiscal year ended December 31, 1999.

The increase in the net loss arises principally from the reduced sales, the inventory reserve as well as the increase in selling, general, administrative and financing costs.

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

Telemonde's ability to meet its liquidity requirements is dependent on its ability to generate cash from operations and raise short term or permanent finance. Since inception through December 31, 1999, Telemonde has had negative cash flow from operating activities of $16.8 million. In addition, Telemonde incurred net losses of $11.7 million in the period ended December 31, 1998 and $61.1 million in the fiscal year ended December 31, 1999. On a pro forma basis, after giving effect to the acquisition of EquiTel, Telemonde would have had a net loss of $13.6 million in the period ended December 31, 1998 and $72.6 million in the fiscal year ended December 31, 1999.

Property, plant and equipment has increased from nil at December 31, 1998 to $20.4 million at December 31, 1999. The increase is attributable to the reclassification of inventory amounting to $19.3 million, purchases of telecommunications equipment amounting to $1 million and office equipment amounting to $0.7 million, less allowance for depreciation amounting to $0.5 million. We have established our own fiber optic cable network by utilizing capacity from our inventory valued at $19.3 million. The network will be utilized for telecommunications traffic sales and operating lease sales.

In response to market conditions in the last quarter of fiscal 1999, we reclassified part of our inventory as property, plant and equipment. This is because we intend to use that capacity, which has a book value of $19.3 million, for short term operating lease sales and for international telecommunications traffic sales. The capacity reclassified represents approximately 48 per cent of total capacity. The effect of this change in strategy from reseller to operator will be:

 .  Our revenue stream will be recognised in instalments over the life of the contract, rather than at inception
 .  Cash payments from customers will be received over the life of the contract, rather than at inception
 .  We will account for the capacity as an asset at cost less depreciation
 . We do not anticipate that there will be any further significant expenditures required to bring our network into service

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

The independent auditors have reported that the financial statements for the fiscal year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred a net loss of $61.1 million. At December 31, 1999, total liabilities exceeded total assets by $23.6 million. These factors, and the others discussed in Note 1, raise substantial doubt about the ability of the Company to continue as a going concern if it fails to raise additional debt and equity financing. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company fails to raise additional financing and cannot continue in existence.

We have incurred a high level of debt. As of December 31, 1999, Telemonde and EquiTel had a combined $103,047,000 in total liabilities, including:

         .     $78,244,000 to capacity suppliers relating to undrawn bandwidth.
               Undrawn bandwidth comprises trans-atlantic bandwidth capacity, which we have not yet drawn-down and taken delivery of, but to which we are committed to draw down at scheduled dates under the terms of Capacity Purchase Agreements with our suppliers.
         .     $7,284,000 to all other suppliers.

         . $4,445,000 owed to Communications Collateral Limited under a Capacity Option Agreement.

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

In light of these circumstances, Telemonde has executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commence any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) June 8, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

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

In response to market conditions in the last quarter of fiscal 1999, we reclassified part of our inventory as property, plant and equipment. This is because we intend to use that capacity, which has a book value of $19.3 million, for short term operating lease sales and for international telecommunications traffic sales. The capacity reclassified represents approximately 48 per cent of total capacity. The effect of this change in strategy from reseller to operator will be:

 .  Our revenue stream will be recognised in instalments over the life of the contract, rather than at inception
 .  Cash payments from customers will be received over the life of the contract, rather than at inception
 .  We will account for the capacity as an asset at cost less depreciation
 . We do not anticipate that there will be any further significant expenditures required to bring our network into service

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

On August 14, 1999, Communications Collateral Limited exercised its option to require Telemonde to repurchase the capacity. Telemonde was unable to complete this repurchase and was in default in the amount of approximately $4.5 million. As a result, Communications Collateral Limited has the right to foreclose on essentially all of the assets of Telemonde Investments Limited, including its ownership interests in the three subsidiaries of Telemonde Investments Limited, all of the assets in any of the foregoing subsidiaries, including their rights under Telemonde's bandwidth sale contracts; and any ownership interest the foregoing subsidiaries might have in any other Telemonde entities until the default is cured. The amount of the foreclosure, however, would not have exceeded the amount of the indebtedness. In summary, at December 31, 1999 we were in default in respect of $78.3 million liabilities to capacity suppliers and $4.5 million liabilities to Communications Collateral Limited. The events of default could endanger the existence of the corporation by restricting our ability to sell capacity and raise finance.

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

We also had the following obligations, included in the total liabilities of $103.0 million at December 31, 1999:

 .    $1 million in loans to EquiTel from Rhone Financial Indemnity Re Limited, repayable when EquiTel's resources permit.
 .    $1 million in loans to Telemonde from Atlas which were repaid by Telemonde in January 2000.
 .    $830,000 in loans from Dunloe of which $165,000 was repaid in January 2000.

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

Recent Events and Transactions

EquiTel. Telemonde acquired EquiTel Communications Limited on November 8, 1999. The maximum aggregate value of the consideration payable by Telemonde to the shareholders of EquiTel is $69 million. The consideration is to be satisfied as follows:

         . the initial consideration of $19 million was satisfied by the issuance to the EquiTel shareholders of restricted shares of common stock of Telemonde.

         . on or before June 30, 2001 or within seven days thereafter, a sum not exceeding $30 million will be paid to EquiTel shareholders in proportion to their respective interests in EquiTel by the issue of restricted shares of common stock of Telemonde, which amount will be based upon its earnings.

         . on or before June 30, 2002 or within seven days thereafter, a sum not exceeding $50 million, less the amount paid on June 30, 2001, will be paid to EquiTel shareholders in proportion to their respective interests in EquiTel by the issue of restricted shares of common stock of Telemonde, which amount will be based upon its earnings.

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

     Consolidated Balance Sheet at December 31, 1999 and 1998               F-3

     Consolidated Statement of Cash Flows for the year ended December 31,
     1999 and for the period from March 10, 1998 to
     December 31, 1998                                                      F-4

     Statement of Stockholders' Equity for the year ended December 31, 1999 and for the period from March 10, 1998 to December
     31, 1998                                                               F-5

     Notes to Consolidated Financial Statements                             F-6

     (2)  Financial Statement Schedules

     The following financial statement schedules included herein should be read in conjunction with the financial statements included in pages F-1 to F-19 of this Annual Report on 10-K.

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

10.14*** Executive Services Agreement by and between Telemonde, Inc. and Paul E. Donofrio, dated February 22, 2000.

21*                        Subsidiaries of Registrant.

23***                      Consent of Independent Auditors.

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

99.3* Term Sheet for the purchase of 16% to 51% of DeserTel, dated November 8, 1999.

* Previously filed as an exhibit to the Registration Statement on Form 10, as filed with the SEC on November 15, 1999.

** Previously filed as an exhibit to the Registration Statement on Form 10/A-1, as filed with the SEC on March 3, 2000.

*** Previously filed as an exhibit to the Annual Report on Form 10-K, as filed with the SEC on March 30, 2000.

                                  SIGNATURES
                                TELEMONDE, INC.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    TELEMONDE, INC.



Date: June 7, 2000                    By:   /s/ Adam N. Bishop
                                          --------------------
                                              Adam N. Bishop, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures               Title                         Date
            ----------               -----                         ----

/s/ Kevin Maxwell             Chairman and Director            June 7, 2000
----------------------------
Kevin Maxwell

/s/ Adam Bishop               President, Chief Executive       June 7, 2000
----------------------------  Officer, Treasurer and Director
Adam Bishop

/s/ Paul E. Donofrio          Executive Vice President and     June 7, 2000
----------------------------  Chief Financial Officer
Paul E. Donofrio

                              Director and Secretary           June _, 2000
----------------------------
Count Gottfried von Bismarck

                              Director                         June _, 2000
----------------------------
Miguel D. Tirado

/s/ Mark Hollo                Director                         June 7, 2000
----------------------------
Mark Hollo

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

                                                                 Note                        1999                       1998
                                                                 ----                        ----                       ----
Operating revenues
Bandwidth revenues                                                 5                   $    8,165                     29,331
                                                                                          -------                    -------

Operating revenues                                                                          8,165                     29,331
                                                                                          -------                    -------
Operating expenses
Line costs                                                                                  6,543                     32,510
Reserve for inventory                                                                      40,690                          -
Cost of contract cancellation                                                                   -                      6,094
Reserve for doubtful debts                                                                    923                          -
Selling, general & administrative expenses                         6                        9,932                      1,055
Loan arrangement fees                                                                       1,615                      1,321
Financing costs                                                   16                        8,976                          -
                                                                                          -------                    -------

Operating expenses                                                                         68,527                     40,980
                                                                                          -------                    -------

Operating loss                                                                            (60,362)                   (11,649)
                                                                                          -------                    -------
Other income (expense)
Interest income                                                                               582                        247
Interest expense                                                                           (1,337)                      (330)
                                                                                          -------                    -------

Other (expense) income                                                                       (755)                       (83)
                                                                                          -------                    -------
Net loss                                                                               $  (61,117)               $   (11,732)
                                                                                          =======                    =======

Net loss per share - basic and diluted                                                 $    (1.22)               $     (0.33)
                                                                                          =======                    =======

                  See note 1 and other accompanying notes to
                       consolidated financial statements

                                 TELEMONDE INC
                          Consolidated Balance Sheet
                       As at December 31, 1999 and 1998
                      (US Dollars expressed in thousands)

                                                      Note                  1999                    1998
                                                      ----                  ----                    ----
Assets

Cash and cash equivalents                                             $       62                   2,655
Trade accounts receivable, net of allowance
 for doubtful debts of $923                                                4,852                   9,518
Prepayments and other debtors                                              1,605                       -
Inventory                                               8                 21,465                  77,515
Property, plant and equipment                           9                 19,439                       -
Investments                                            10                      -                       -
Intangible assets                                      11                 31,051                       -
                                                                         -------                --------
Total assets                                                          $   78,474                  89,688
                                                                         -------                --------
Liabilities and stockholders' equity

Trade accounts payable                                 12                 84,578                  76,888
Other creditors and accrued expenses                                       5,720                  20,902
Deferred income                                                            2,657                   3,600
Other loans                                                                9,141                       -
                                                                         -------                --------
Total liabilities                                                        102,096                 101,390
                                                                         -------                --------
Stockholders' equity
Capital stock                                          13                     73                      30
Retained earnings (deficit)                                              (72,849)                (11,732)
Additional paid in capital                                                49,154                       -
                                                                         -------                --------
Total stockholders' deficit                                               (4,549)                (11,702)
                                                                         -------                --------

Total liabilities and stockholders' equity                            $   78,474                  89,688
                                                                         =======                ========

                  See note 1 and other accompanying notes to
                       consolidated financial statements

                                 TELEMONDE INC
                     Consolidated Statement of Cash Flows
         For the year ended December 31, 1999 and for the period from
            March 10, 1998 (date of inception) to December 31, 1998
                      (US Dollars expressed in thousands)

                                                                              1999                 1998
                                                                              ----                 ----
Operating activities
Net Loss                                                              $    (61,117)             (11,732)

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Reserve for doubtful debts                                                   923                    -
  Reserve for inventory                                                     40,690                    -
  Amortisation of goodwill                                                     527                    -
  Financing costs satisfied by issuance of warrants                          8,976                    -
  Depreciation                                                                 590                    -
  Fees satisfied by issuance of stock                                          404                    -
  (Increase) decrease in trade accounts receivable                           3,792               (9,518)
  (Increase) decrease in prepayments & other debtors                        (1,120)                   -
  (Increase) decrease in inventory                                          (3,865)             (77,515)
  Increase (decrease) in trade accounts payable                              8,680               76,888
  Increase (decrease) in accrued expenses                                  (16,920)              20,902
  Increase (decrease) in deferred income                                      (943)               3,600
                                                                           -------              -------
Net cash provided by (used in) operating activities                        (19,383)               2,625
                                                                           -------              -------

Investing activities
Pre-acquisition advances to subsidiary                                      (6,014)                   -
Purchase of property, plant & equipment                                     (1,330)                   -
Cash acquired in acquisitions                                                    6                    -
                                                                           -------              -------
Net cash provided by (used in) investing activities                         (7,338)                   -
                                                                           -------              -------
Financing activities
Proceeds from long term debt                                                10,941               18,340
Repayment of long-term debt                                                 (3,100)             (18,340)
Issuance of stock                                                           16,287                   30
                                                                           -------              -------
Net cash provided by (used in) financing activities                         24,128                   30
                                                                           -------              -------
Net increase (decrease) in cash and
   cash equivalents and at end of year                                $     (2,593)          $    2,655
                                                                           =======              =======
Supplemental disclosure of cash flow information:
Interest paid                                                         $        844           $      330
                                                                           =======              =======
Non Cash Flows:
   Reclassification of inventory to property, plant and
     equipment                                                        $     19,225           $        -
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

                                                                              Additional
                                              Capital          Retained          Paid in
                                                Stock          Earnings          Capital             Total
                                                -----          --------          -------             -----
At March 10, 1998                                   -                 -                -                 -

Loss for the period                                 -           (11,732)               -           (11,732)

Share capital issued                               30                 -                -                30

                                               ------          --------         --------          --------
At December 31, 1998                          $    30         $ (11,732)       $       -         $ (11,702)


Net loss                                            -           (61,117)               -           (61,117)

Common stock issued                                43                 -           16,244            16,287

Stock issued to acquire
 subsidiaries and investments                       -                 -           23,530            23,530

Financing costs satisfied by
 issuance of warrants                               -                 -            8,976             8,976

Fees satisfied by issuance
 of stock                                           -                 -              404               404
                                               ------          --------         --------          --------
At December 31, 1999                          $    73         $ (72,849)       $  49,154         $ (23,622)
                                               ======          ========         ========          ========

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

       Of note:

       (a) In the year ended December 31, 1999 the Corporation incurred a net loss of $61.1 million which has resulted in a deficit of $23.6 million as at the balance sheet date. Net cash used in operating activities amounted to $19.4 million and cash provided by financing activities amounted to $24.1 million. At December 31, 1999 the Corporation had net cash of $0.1 million.

       (b) At December 31, 1999 the Corporation was in default in respect of $78.3 million liabilities to capacity suppliers. The Corporation is currently behind with its payments based upon the existing contracts and is relying on the suppliers' flexibility in rescheduling payment terms. If we remain in default, our capacity suppliers could foreclose on our capacity and other assets valued at $40.7 million.

       (c) At December 31, 1999 the Corporation was in default in respect of $4.5 million liabilities to Communications Collateral Limited. As a result Communications Collateral Limited has a right to foreclose on substantially all of the Corporation's assets.

       (d) The Corporation has failed to meet its obligations to Gemini Submarine Cable System Limited under two promissory notes in the amount of $2.7 million. If we remain in default Gemini could terminate our agreement which could effect one customer.

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

       (c) Despite the technical defaults with its two bandwidth suppliers, Telemonde has been in extensive negotiations with senior management in both organizations. Whilst these discussions have been held, Telemonde has made a number of payments to both suppliers for services rendered and both suppliers have:

           . agreed to continue to provide services to existing Telemonde customers, including maintenance of the cable systems;

           .   not taken up the option to enact the default;

           . actively supported Telemonde in the development of its strategy and network deployment;

           . allowed further capacity to be taken on a leased basis to assist in fulfilling Telemonde's order book;

               As part of these negotiations, Telemonde has recently executed a Standstill Letter from MCI WorldCom in which MCI WorldCom has agreed to refrain from (a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commence any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter expires upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements;
               (ii) June 8, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

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

                                TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


3.     Accounting policies (continued)

       (c)    Revenues

              Customers of the Corporation enter into capacity sales agreements to acquire an Indefeasible Right of Use in units of capacity from the Corporation's inventory of fiber optic cable capacity. The Corporation regards the capacity sales agreements as direct financing leases as defined by SFAS 13. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service. Customers who have entered into capacity sales agreements have paid deposits toward the purchase price and such amounts have been included as deferred revenue in the consolidated balance sheet. Maintenance revenues due under capacity sales agreements are recognised on a time apportioned basis.

              In June 1999 the Financial Accounting Standards Board issued interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

              The corporation adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service.

              Customers of the Corporation have entered into operating leasing agreements to lease capacity on its fiber optic network. These agreements grant the customer a right to use capacity for periods of time which are substantially less than the design life of the capacity. Revenue is recognised on a straight line basis over the life of the lease. Telecommunications traffic revenues are recognised in the period when the traffic is transmitted. Telephone card service income earned by our joint venture, Desert Telecommunication Services, LLC, is initially deferred then recognised ratably over the period of the card. Route management services income earned by our joint venture is recognised rateably over the period when services are rendered.

       (d)    Expenses

              Costs of acquiring capacity are expensed in the period the sale is recognised. Related costs, including inland line costs and local network costs are recorded at the present value of future payments required to be made by the Corporation for such capacity, which may be a realistic estimate of an amount to purchase the service over the life of the contract.

       (e)    Inventory

              Bandwidth capacity acquired under capital leases is initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is stated at the lower of carrying value and fair value.

              In June 1999 the Financial Accounting Standards Board issued interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

              The corporation adopted FIN 43 on July 1, 1999. As a result, capacity purchase agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Leasing costs are recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity purchase agreement is classified as a capital lease. Capacity acquired under capital leases is initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is stated at the lower of carrying value and fair value.

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

       (h)    Property, plant and equipment

              The Corporation's fiber optic cable network acquired under capital leases is initially recorded as an asset and an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is depreciated on a straight line basis over the estimated useful life of 10 years from the date of being brought into use. Telecommunications and office equipment is depreciated over 4 years.

       (i)    Goodwill

              Goodwill arising on the acquisition of subsidiaries is capitalised and amortised over its estimated useful life, taken to be 10 years from the date of acquisition.

       (j)    Intangible assets

              Intangible assets other than goodwill are recorded at cost and amortised over their estimated useful lives, taken to be 5 years from the date of acquisition.

       (k)    Investments in Joint Ventures

              Investments in joint ventures are accounted for under the equity method, whereby the corporation recognises its share of profits and losses reported by the joint venture. In cases where the corporation's funding commitments are uncertain, full provision is made for 100% of losses reported by joint ventures.

       (l)    Financing Costs

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

       In June 1999 the Financial Accounting Standards Board issued interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

       The corporation adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service.

       Capacity purchase agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Leasing costs are recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity purchase agreement is classified as a capital lease. Capacity acquired under capital leases is initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is stated at the lower of carrying value and fair value.

5.     Bandwidth Income and Expenses

       During the year the Corporation acted as a provider of worldwide long distance telecommunications facilities and related services, and as such is engaged in only one business and geographical segment.

       The following are the customers, together with their country of incorporation, that comprise 10% or more of operating revenues:

                                                         1999         1998
                                                         ----         ----

       Carrier 1 (Switzerland)                      $          -   10,318,000
       North American Gateway Inc (Canada)          $    827,000    8,206,000
       Unisource Carrier Services AG (Switzerland)  $          -   10,807,000
       Telecom Italia (Italy)                       $  4,621,000            -
       Trans Global Network Services (England)      $  2,000,000            -
                                                       =========   ==========

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

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998

7.     Earnings per share

       The calculation of basic earnings per share is as follows:-

                                                         1999             1998
                                                         ----             ----

       Net income available to common
         stockholders                             (61,117,000)     (11,732,000)

       Average common shares issued and
         outstanding (1998 - as restated)          50,186,654       35,319,179
                                                  -----------      -----------

       Basic and diluted earnings per share     $       (1.22)    $      (0.33)
                                                  ===========      ===========

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


8.     Inventory

       Inventory consists of bandwidth capacity which is held for resale but has not been sold at the balance sheet date. The Corporation may have drawndown the capacity or have an obligation to do so by a set date. All inventory was acquired under capital leases. At December 31, 1999 and 1998 inventory consisted of the following:

                                                   1999                1998
                                                   ----                ----

       Capacity to be drawndown
         within one year                   $ 40,230,000        $ 55,440,000

       Capacity to be drawndown
         within one to two years                      -          19,440,000
                                             ----------          ----------
       Total undrawn bandwidth               40,230,000          74,880,000

       Capacity drawndown                     2,700,000           2,635,000

       Reserve for inventory                (21,465,000)                  -
                                             ----------          ----------
                                           $ 21,465,000        $ 77,515,000
                                             ==========          ==========

       The carrying value of inventory was reduced to market value by making a reserve which reflects the decline of prices in transatlantic capacity in the summer of 1999.

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


9.     Property, Plant and Equipment

       Property, plant and equipment consists of the following:-

                                                      1999          1998
                                                      ----          ----

       Fiber optic network                    $ 18,275,000       $     -

       Telecommunications equipment              1,049,000             -

       Office equipment                            705,000             -
                                                ----------        ------
                                                40,204,000             -

       Less depreciation                          (742,000)            -
                                                ----------        ------
                                              $ 39,462,000       $     -
                                                ==========        ======

       The fiber optic network was reclassified from inventory to property, plant and equipment because we intend to use the capacity for short-term operating lease sales and international telecommunications traffic sales.

       The fiber optic network represents bandwidth the Corporation intends to use in its own operations, either for short term leasing or for telecommunications traffic. The network was acquired under capital leases. At December 31,1999 the asset consisted of the following:

       Bandwidth available for leasing, net of
          depreciation of $152,000                  $  4,973,000

       Undrawn bandwidth                              13,150,000
                                                      ----------
                                                    $ 18,123,000
                                                      ==========

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

       (b) Equitel Communications Limited has a 49% interest in Desert Telecommunication Services LLC, an Omani company. The balance sheet of Desert Telecommunication Services LLC is summarised:-

                                                                 1999
                                                                 ----

               Assets
               Cash and cash equivalents                   $  104,495
               Trade accounts receivable                        2,813
               Prepayments and other debtors                   22,718
               Property, plant and equipment                  361,945
               Inventory                                      111,736
                                                             --------
                                                           $  603,707
                                                             ========


               Liabilities and Stockholders' Equity

               Bank borrowings                             $  146,521
               Trade accounts payable                         206,376
               Accrued expenses and other payables            310,608
               Shareholder loans                              331,337
                                                             --------
               Total liabilities                              994,842
                                                             --------

               Stockholders' Equity
               Share capital                                  388,601
               Accumulated losses                            (779,736)
                                                             --------
                                                             (391,135)
                                                             --------
                                                           $  603,707
                                                             ========

               Equity share of investment                  $      Nil
                                                            =========

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


10.    Investments (Continued)

       Full provision for the joint venture's losses has been made in the financial statements of Equitel Communications Limited.


11.    Intangible Assets

                                                                        Other
                                                                   Intangible
                                                    Goodwill           Assets            Total            1998
                                                    --------           ------            -----            ----
       Customer base                                       -        3,898,000        3,898,000               -
       Employees                                           -          900,000          900,000               -
       Goodwill                                   26,781,000                -       26,781,000               -
                                                  ----------        ---------       ----------        --------
                                                  26,781,000        4,798,000       31,579,000               -

       Amortisation charge for the period           (395,000)        (132,000)        (527,000)              -
                                                  ----------        ---------       ----------        --------
                                               $  26,386,000     $  4,666,000     $ 31,052,000     $         -
                                                  ==========        =========       ==========        ========

       The Corporation will assess the carrying value of intangible assets at each balance sheet date for impairment based on a market value comparison method and make any necessary provisions. There are no comparable balances since the intangible assets were acquired in 1999.


12.    Accounts Payable

       Included in accounts payable is $78.3 million due within one year under capital leases to capacity suppliers. In the event that the corporation fails to meet its obligations to the capacity suppliers. They could foreclose on assets with a book value of $40.7 million. If they foreclose on our assets, we will be unable to generate revenues from existing capacity sales agreements.

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


13.    Capital Stock
                                                        1999           1998
                                                        ----           ----

       Authorised:
       1999: Telemonde Inc - 145,000,000
       shares of common stock $0.001 par
       value per share                               145,000              -

       5,000,000 shares of preferred stock
       $0.001 par value per share                      5,000              -

       1998:  Telemonde Investments Ltd -
       50,000 ordinary shares of $1 each            $      -         50,000
                                                     =======        =======

       Issued
       1999:  65,211,584 shares issued and
       7,892,858 shares to be issued,
       totalling 73,104,442 shares                    73,104              -

       1998:  Telemonde Investments Ltd -
       29,630 ordinary shares of $1 each            $      -         29,630
                                                     =======        =======


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

              The purchase consideration has been allocated as follows:-

              Fair value of other net liabilities acquired       (11,402,000)
              Goodwill                                            25,604,000
              Customer base                                        3,898,000
              Employees                                              900,000
                                                                  ----------

                                                               $  19,000,000
                                                                  ==========


              The pro-forma income statement for the year ended December 31, 1999, giving effect to the transaction as if it had occurred on January 1, 1999 is summarised:

                                         Telemonde   Adjustments      Pro-Forma
                                               Inc   -----------      ---------
                                               ---

              Revenues               $   8,165,000        68,000      8,233,000
              Net Income             $ (61,117,000)  (11,440,000)   (72,557,000)
              Earnings per share     $       (1.22)        (0.23)         (1.45)
                                        ==========    ==========     ==========

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


15.    Acquisitions (Continued)

       (b)    TGA (UK) Limited

              On August 9, 1999, Telemonde Inc acquired the entire issued share capital of TGA (UK) Limited, a switching services company based in the United Kingdom. The combination has been accounted for under the purchase method and the results have been included from the date of acquisition. The price paid was 200,000 shares of common stock of Telemonde Inc, valued at $1,312,000. This has been allocated as follows:-

              Fair value of net assets acquired                 135,000
              Goodwill                                        1,177,000
                                                             ----------
                                                           $  1,312,000
                                                             ==========

       (c)    Others

              On November 5, 1999 Telemonde Inc. entered into a Heads of Agreement to acquire Global Communications (Holding) Limited, a UK internet, e-commerce and telecommunications business, for (pound)100,000,000 ($ 165 million) to be satisfied by cash of (pound) 500,000 ($ 825,000), loan notes of (pound) 49.5 million ($
              81.7 million) and shares of (pound) 50 million ($ 82.5 million). The acquisition has not taken effect and is unlikely to proceed.


16.    Financing

       The Corporation has entered into the following financing arrangements:-

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

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998



17.    Leases

       The Corporation entered into a property operating lease agreement with future minimum lease payments as follows:

                                   Year ended
                                  December 31,

                                          2000          $  1,372,000
                                          2001             1,372,000
                                          2002             1,372,000
                                          2003             1,372,000
                                          2004             1,372,000
                                    Thereafter            13,005,000
                                                          ----------
       Total minimum lease payments                     $ 19,865,000
                                                          ==========


       Under the terms of our capacity sales agreements, our customers were obliged to pay the full purchase price prior to the balance sheet date. As a result, the net investment in direct financing leases amounted to nil. There were no future minimum lease payments. The unguaranteed residual values accruing to the benefit of the lessor amounted to nil. Unearned income amounted to nil. Contingent rentals receivable in the year and the period amounted to nil.

       On December 31, 1999, the Corporation re-designated a portion of a capacity purchase agreement from a capital lease to an operating lease. The life of the lease is 25 years. Under the terms of the capacity purchase agreement the minimum lease commitment of $950,000 is payable within one year.

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

                                  2000             1,320,000
                                  2001               960,000
                                  2002               960,000
                                  2003               240,000
                                                  ----------
                                                $  3,480,000
                                                  ----------

       (d) On March 2, 2000 the Corporation entered into an office services agreement to lease New York accommodation for four months at a cost of $9,590 per month. The agreement can be extended for periods of three months.