Form 10-Q/A
period 2000-03-31
TELEMONDE INC
filed 2000-06-08
CIK 1098387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
================================================================================

                                 FORM 10-Q/A-1

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


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                                    -----

     As of May 8, 2000, Telemonde, Inc. had outstanding 82,375,784 shares of common stock, $.001 par value per share.

================================================================================

                                TELEMONDE, INC.
                                --------------

                                     INDEX

                                                                    Page Number
                                                                    -----------
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



                                                           MOORE STEPHENS
                                                           Chartered Accountants

St. Paul's House
London EC4P 4BN
May 4, 2000

                        PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)

                                                         at March 31, 2000      at December 31, 1999
                                                         -----------------      --------------------
Assets                                                     (unaudited)                  (audited)
Cash and Cash Equivalents                                      $  1,442               $     62
Trade accounts receivable, net of allowance
   for doubtful debts of $0 and $923, respectively               17,885                  4,852
Inventories                                                      14,865                 21,465
Prepaid expenses                                                  2,348                  1,605
                                                               --------               --------
Total current assets                                             36,540                 27,984
                                                               --------               --------
Property, plant and equipment                                    18,936                 19,439
Investments in joint venture                                      2,025                      0
Intangible assets                                                30,142                 31,051
                                                               --------               --------
Total assets                                                   $ 87,643               $ 78,474
                                                               --------               --------
Liabilities and stockholders' equity

Accounts payable                                                 88,367                 84,578
Accrued expenses                                                  6,065                  5,720
Deferred income                                                   3,153                  2,657
Short term notes                                                 10,064                  9,141
                                                               --------               --------
Total current liabilities                                       107,649                102,096
                                                               --------               --------
Stockholders' equity

Capital stock                                                        86                     73
Retained deficit                                                (72,340)               (72,849)
Additional paid in capital                                       52,248                 49,154
                                                               --------               --------
Total stockholders' deficit                                     (20,006)               (23,622)
                                                               --------               --------
Total liabilities and stockholders' equity                     $ 87,643               $ 78,474
                                                               --------               --------

The accompanying notes are an integral part of these consolidated balance sheets.

                                TELEMONDE, INC.
                       Consolidated Statements of Income
          (US Dollars expressed in thousands, except per share data)
                                  (unaudited)

                                                                       For the Three Months Ended
                                                                  -------------------------------------
                                                                  March 31, 2000         March 31, 1999
                                                                  --------------         --------------
Sales                                                                 $   17,688              $   4,847

Cost of goods sold                                                        12,742                  3,397

                                                                      ----------              ---------
Gross margin                                                               4,946                  1,450

                                                                      ----------              ---------

Operating Expenses:
Selling, general and administrative expenses                               2,611                  1,294
Research and Development                                                     503                     34
Amortization of goodwill                                                     909                      0
Reserve for doubtful accounts                                                  0                    700

                                                                      ----------              ---------
Operating expenses                                                         4,023                  2,028

                                                                      ----------              ---------
Operating profit (loss)                                                      923                   (578)

                                                                      ----------              ---------

Other income (expense):
Interest income                                                              258                    157
Interest expense                                                            (502)                     0
Share of losses of associate                                                (255)                     0
Exchange gains                                                                85                      0

                                                                      ----------              ---------
Other income (expense)                                                      (414)                   157

                                                                      ----------              ---------
Net income (loss)                                                     $      509              $    (421)

                                                                      ----------              ---------
Net income (loss) per share - basic and fully diluted                 $     0.01              $   (0.01)
                                                                      ----------              ---------

The accompanying notes are an integral part of these consolidated statements of income

                                TELEMONDE, INC.
                     Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                  (unaudited)

                                                                  For the Three Months Ended
                                                             -------------------------------------
                                                             March 31, 2000         March 31, 1999
                                                             --------------         --------------
Operating Activities
Net income (loss)                                                 $    509                $   (422)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Amortization of goodwill                                             909                       0
  Depreciation of property, plant and equipment                        569                       0
  Reserve for doubtful accounts                                          0                     700
  Expenses satisfied by issuance of stock                            1,071                       0
  (Increase) decrease in accounts receivable                       (13,033)                  2,025
  (Increase) decrease in inventories                                 6,600                 (10,365)
  (Increase) decrease in prepaid expenses                             (743)                      0
  Increase (decrease) in accounts payable                            3,790                  12,259
  Increase (decrease) in accrued expenses                              345                  (2,468)
  Increase (decrease) in deferred income                               496                  (3,500)
                                                                  --------                --------
Net cash provided by (used in) operating activities                    513                  (1,771)
                                                                  --------                --------
Investing activities
Purchase of property, plant & equipment                                (66)                    (36)
                                                                  --------                --------
Net cash used in investing activities                                  (66)                    (36)
                                                                  --------                --------
Financing activities
Proceeds from short term notes                                         923                       0
Issuance of stock                                                       10                       0
                                                                  --------                --------
Net cash provided by financing activities                              933                       0
                                                                  --------                --------
Net increase (decrease) in cash and
  cash equivalents                                                   1,380                  (1,807)
Cash and cash equivalents at start of period                            62                   2,655
                                                                  --------                --------
Cash and cash equivalents at end of period                        $  1,442                $    848

Supplemental disclosure of cash flow information:
Interest paid                                                     $    194                $      0

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

3. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted number of common shares outstanding totaled 80,546,191 and 35,326,630 for the three months ended March 31, 2000 and March 31, 1999, respectively. On May 14, 1999, the corporation issued 35,297,000 shares of common stock in exchange for the 35,297 ordinary shares of Telemonde Investments Limited. For purposes of calculating earnings per share, the increase in nominal share capital was deemed to take effect on January 1, 1999. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised. The dilutive effect of the assumed exercise of stock options and warrants was 9,160,211 for the three months ended March 31, 2000 and zero for the three months ended March 31, 1999.

4. The FASB has issued SFAS No. 131," Segment Reporting." From our inception on March 10, 1998 to November 1999, our business consisted entirely of the sale of transatlantic bandwidth and of the management of bandwidth through maintenance contracts with our customers. The corporation's principal activities are 1) the purchase, sale and leasing of fiber optic bandwidth capacity, and 2) telecommunications traffic and network services. Telecommunications traffic and network services are in the early stages of development and contributed negligible revenues in the three months ended March 31, 2000 and no revenues in the three months ended March 31, 1999. In addition, the corporation's customers are principally based in Europe and North America, and the corporation's assets are principally located there as well.

5. The FASB has issued SFAS No. 130, "Comprehensive Income Reporting." In the three months ended March 31, 2000 and March 31, 1999, there were no components of comprehensive income for the Company other than net income.

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

The corporation adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognized on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognized when the capacity is ready for service.

Capacity purchase agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Leasing costs are recognized on a straight line basis over the life of the agreement. The equipment portion of a capacity purchase agreement is classified as a capital lease. Capacity acquired under capital leases is initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is stated at the lower of carrying value and fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with Telemonde's financial statements, including the notes, appearing elsewhere in this Quarterly Report.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's 1999 Annual Report on Form 10-K, filed March 30, 2000, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form 10 dated November 15, 1999 (and any subsequent amendments to the Form 10), could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

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

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. While we incurred operating losses and negative cash flow from our inception through December 1999, the first quarter of 2000 evidenced an initial reversal of that trend. The Company recognized $17.7 million in revenue in the period from January 1, 2000 through March 31, 2000, which contributed to a $.09 million operating profit and a modest operating cash flow of $0.5 million.

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

Revenues

Sales for the three months ended March 31, 2000 totaled $17.7 million compared with $4.8 million for the three months ended March 31, 1999. The principal reason for the rise in revenues for the three months ended March 31, 2000 has been the normalization of prices in the transatlantic bandwidth capacity industry after its rapid decline in 1999. Customers were reluctant to purchase capacity while prices were falling (and we were unable to sell capacity profitably until we had renegotiated terms with our suppliers) but have now gone ahead and procured bandwidth in an environment whereby supply and demand are more equalized.

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

Results of Operations

For the three months ended March 31, 2000 compared with the three months ended March 31, 1999

Sales increased $12.9 million or 269% from $4.8 million for the three months ended March 31, 1999 to $17.7 million for the three months ended March 31, 2000. Bandwidth capacity and leasing sales increased $10.9 million or 248% from $4.4 million in the three months ended March 31, 1999 to $15.3 million in the three months ended March 31, 2000. The increase in bandwidth capacity and leasing sales can be attributed to accelerated customer purchases in an environment whereby bandwidth supply and demand has begun to normalize. Backhaul, maintenance, recharge and traffic revenues increased $2.0 million or 328% from $0.4 million in the three months ended March 31, 1999 to $2.4 million in the three months ended March 31, 2000. The increase in backhaul, maintenance, recharge and traffic revenues reflects the fact that the Company began to earn traffic revenue on its newly established circuits during the first quarter of 2000. Revenues for both periods are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Cost of goods sold increased $9.3 million or 274% from $3.4 million in the three months ended March 31, 1999 to $12.7 million in the three months ended March 31, 2000. The increase reflects an equivalent increase in capacity sales partially offset by slightly weaker gross profit margins on these bandwidth sales. Cost of goods sold are primarily attributable to the subsidiaries of Telemonde Investments Limited.

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

Amortization of goodwill increased to $0.9 million in the three months ended March 31, 2000 from a non-existent level in the first three months of 1999. Telemonde's goodwill is mostly attributable to the purchase of EquiTel late in 1999 and, to a much lesser extent, the acquisition of TGA.

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

Net income increased to $0.5 million in the three months ended March 31, 2000 from a net loss of $0.4 million in the three months ended March 31, 1999. The increase of $1.0 million of net income arises principally from the greatly increased sales and gross margins partially offset by an increase in operating and other expenses.

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

The independent auditors reported that the financial statements for the fiscal year ended December 31, 1999 were prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the fiscal year 1999 financial statements as reported in the Company's Annual Report on Form 10-K, Telemonde has incurred a net loss of $61.1 million. In addition, at March 31, 2000, total current liabilities exceeded total current assets by $71.1 million. These factors, and the others discussed in note 1 identified above, raise substantial doubt about the ability of the Company to continue as a going concern if it fails to raise additional debt and equity financing. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company fails to raise additional financing and cannot continue in existence.

We have incurred a high level of debt. As of March 31, 2000, Telemonde had $107.6 million in total liabilities, including:

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

Despite the defaults with MCI WorldCom and Global Crossing detailed above, Telemonde has been in extensive negotiations with senior management in both organizations from the end of 1999 and continuing into May 2000. It should also be noted that while these discussions have been held, Telemonde has made payments to both suppliers for services. It is the opinion of Telemonde's management that the ongoing negotiations with both suppliers will lead to a successful conclusion of the outstanding defaults and provide Telemonde with much more flexible supply contracts. If we remain in default, our capacity suppliers could foreclose on our capacity and other assets of our capacity owning subsidiaries up to the value of the amount owed to them.

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

Liabilities at March 31, 2000. As of March 31, 2000, Telemonde had $107.6 million of total liabilities. This included $80.9 million owed to capacity suppliers relating to undrawn bandwidth and $3.7 million owed to Communications Collateral Limited. As of March 31, 2000, we therefore had incurred events of default in respect of $84.6 million of the total liabilities.

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

                                   TELEMONDE, INC.


Date: June 7, 2000                 By:/s/ Paul E. Donofrio
      ------------                    ------------------------------------------
                                      Paul E. Donofrio, Executive Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.  Description
-----------  -----------

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

***Previously filed as an exhibit to the Annual Report on Form 10-K, as filed with the SEC on March 30, 2000.