Form 10-K/A
period 1999-12-31
TELEMONDE INC
filed 2000-06-09
CIK 1098387

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________
                                 FORM 10-K/A-2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to _______________
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

We were organized in March 1998 and have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. We have incurred operating losses and negative cash flow since our inception. For the year ended December 31, 1998 and for the year ended December 31 1999, Telemonde had operating losses of $11,649,000 and $60,362,000 respectively. Despite recognizing $37,496,000 in revenues, Telemonde incurred a deficit on total stockholders' equity of $23,622,000 for the period from March 10, 1998 (the date of inception) through December 31 1999. We expect to continue to incur operating losses and negative cash flow in 2000 as we build our networks and expand our services and customer base.

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

                                                                    Fiscal Year                 Period From
                                                                       Ended                    March 10 to
                                                                December 31, 1999            December 31, 1998
                                                                -----------------            -----------------
Consolidated Statements of Operations Data:                          (in thousands, except per share data)
                                                                     -------------------------------------
Operating Revenues                                                    $ 8,165                      $29,331
Operating Expenses:
         Line Costs                                                     6,391                       32,510
         Reserve for inventory                                         40,690                            -
         Cost of Contract Cancellation                                      -                        6,094
         Reserve for Doubtful Accounts                                    923                            -
         Selling, general & administrative expenses                     9,932                        1,055
         Loan arrangement fees                                          1,615                        1,321
         Financing Costs                                                8,976                            -
                                                                       ------                       ------
Total Operating Expenses                                               68,527                       40,980

Operating Loss                                                       (60,362)                     (11,649)

Other Income (Expense)
         Interest Income                                                 582                          247
         Interest Expense                                             (1,337)                        (330)
                                                                      ------                         ----
Total Other Income (Expense)                                            (755)                         (83)

Net Loss                                                            $(61,117)                    $(11,732)

Net Loss Per Share Basic and Diluted                                $  (1.22)                    $  (0.33)

                                                               at December 31, 1999        at December 31, 1998
                                                               --------------------        --------------------
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                                           $     62                     $  2,655
Total Assets                                                          78,474                       89,688
Total Liabilities                                                    102,096                      101,390
Total Stockholders' Equity                                           (23,622)                     (11,702)

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

Property, plant and equipment has increased from nil at December 31, 1998 to $19.4 million at December 31, 1999. The increase is attributable to the reclassification of inventory amounting to $19.3 million, purchases of telecommunications equipment amounting to $1 million and office equipment amounting to $0.7 million, less allowance for depreciation amounting to $0.5 million and reclassifications to operating leases amounting to $1.0 million. We have established our own fiber optic cable network by utilizing capacity from our inventory valued at $19.3 million. The network will be utilized for telecommunications traffic sales and operating lease sales.

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

Liabilities at December 31, 1999. As at December 31, 1999, Telemonde and EquiTel had a combined $102.1 million of total liabilities. This included $78.2 million owed to capacity suppliers relating to undrawn bandwidth and $4.5 million owed to Communications Collateral Limited. As of December 31, 1999, we therefore had incurred events of default in respect of $82.7 million of the total liabilities.

We also had the following obligations, included in the total liabilities of $102.1 million at December 31, 1999:

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

                                    TELEMONDE, INC.



Date: June 9, 2000                    By:   /s/ Adam N. Bishop
                                          --------------------
                                              Adam N. Bishop, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures               Title                         Date
            ----------               -----                         ----

/s/ Kevin Maxwell             Chairman and Director            June 9, 2000
----------------------------
Kevin Maxwell

/s/ Adam Bishop               President, Chief Executive       June 9, 2000
----------------------------  Officer, Treasurer and Director
Adam Bishop

/s/ Paul E. Donofrio          Executive Vice President and     June 9, 2000
----------------------------  Chief Financial Officer
Paul E. Donofrio

                              Director and Secretary           June _, 2000
----------------------------
Count Gottfried von Bismarck

/s/ Miguel D. Tirado          Director                         June 9, 2000
----------------------------
Miguel D. Tirado

                              Director                         June _, 2000
----------------------------
Mark Hollo

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

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 1 to the financial statements, the Corporation has incurred accumulated losses of $72.8 million and at December 31, 1999, total liabilities exceeded total assets by $23.6 million. Management plans in this regard are also disclosed in note 1. There is substantial doubt about the ability of the Corporation to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities, that might be necessary in the event the Corporation cannot continue in existence.

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

                                                                 Note                        1999                       1998
                                                                 ----                        ----                       ----
Operating revenues
Bandwidth revenues                                                 5                   $    8,165                     29,331
                                                                                          -------                    -------

Operating revenues                                                                          8,165                     29,331
                                                                                          -------                    -------
Operating expenses
Line costs                                                                                  6,391                     32,510
Reserve for inventory                                                                      40,690                          -
Cost of contract cancellation                                                                   -                      6,094
Reserve for doubtful debts                                                                    923                          -
Selling, general & administrative expenses                         6                        9,932                      1,055
Loan arrangement fees                                                                       1,615                      1,321
Financing costs                                                   16                        8,976                          -
                                                                                          -------                    -------

Operating expenses                                                                         68,527                     40,980
                                                                                          -------                    -------

Operating loss                                                                            (60,362)                   (11,649)
                                                                                          -------                    -------
Other income (expense)
Interest income                                                                               582                        247
Interest expense                                                                           (1,337)                      (330)
                                                                                          -------                    -------

Other (expense) income                                                                       (755)                       (83)
                                                                                          -------                    -------
Net loss                                                                               $  (61,117)               $   (11,732)
                                                                                          =======                    =======

Net loss per share - basic and diluted                                                 $    (1.22)               $     (0.33)
                                                                                          =======                    =======

                  See note 1 and other accompanying notes to
                       consolidated financial statements

                                 TELEMONDE INC
                          Consolidated Balance Sheet
                       As at December 31, 1999 and 1998
                      (US Dollars expressed in thousands)

                                                      Note                  1999                    1998
                                                      ----                  ----                    ----
Assets

Cash and cash equivalents                                             $       62                   2,655
Trade accounts receivable, net of allowance
 for doubtful debts of $923                                                4,852                   9,518
Prepayments and other debtors                                              1,605                       -
Inventory                                               8                 21,465                  77,515
Property, plant and equipment                           9                 19,439                       -
Investments                                            10                      -                       -
Intangible assets                                      11                 31,051                       -
                                                                         -------                --------
Total assets                                                          $   78,474                  89,688
                                                                         -------                --------
Liabilities and stockholders' equity

Trade accounts payable                                 12                 84,578                  76,888
Other creditors and accrued expenses                                       5,720                  20,902
Deferred income                                                            2,657                   3,600
Other loans                                                                9,141                       -
                                                                         -------                --------
Total liabilities                                                        102,096                 101,390
                                                                         -------                --------
Stockholders' equity
Capital stock                                          13                     73                      30
Retained earnings (deficit)                                              (72,849)                (11,732)
Additional paid in capital                                                49,154                       -
                                                                         -------                --------
Total stockholders' deficit                                              (23,622)                (11,702)
                                                                         -------                --------

Total liabilities and stockholders' equity                            $   78,474                  89,688
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

                                 TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


9.     Property, Plant and Equipment

       Property, plant and equipment consists of the following:-

                                                      1999          1998
                                                      ----          ----

       Fiber optic network                    $ 18,275,000       $     -

       Telecommunications equipment              1,049,000             -

       Office equipment                            705,000             -
                                                ----------        ------
                                                20,029,000             -

       Less depreciation                          (590,000)            -
                                                ----------        ------
                                              $ 19,439,000       $     -
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