Form 10-Q/A
period 2000-03-31
TELEMONDE INC
filed 2000-06-09
CIK 1098387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
================================================================================

                                 FORM 10-Q/A-2

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

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. While we incurred operating losses and negative cash flow from our inception through December 1999, the first quarter of 2000 evidenced an initial reversal of that trend. The Company recognized $17.7 million in revenue in the period from January 1, 2000 through March 31, 2000, which contributed to a $0.9 million operating profit and a modest operating cash flow of $0.5 million.

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

Net income increased to $0.5 million in the three months ended March 31, 2000 from a net loss of $0.4 million in the three months ended March 31, 1999. The increase of $0.9 million of net income arises principally from the greatly increased sales and gross margins partially offset by an increase in operating and other expenses.

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

Telemonde's ability to meet its liquidity requirements is dependent on its ability to generate cash from operations and raise short term or permanent finance. While the Company incurred operating losses and negative operating cash flow from its inception through December 31, 1999, the first quarter of 2000 evidenced an initial reversal of that trend. However, Telemonde incurred a net loss of $11.7 million from its inception through December 31, 1998 and a substantial net loss of $61.1 million in the fiscal year ended December 31, 1999. On a pro forma basis, after giving effect to the acquisition of EquiTel, Telemonde would have had a net loss of $13.6 million in the inception period ended December 31, 1998 and $72.6 million in the fiscal year ended December 31, 1999.

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

We also had the following obligations, included in the total liabilities of $107.6 million at March 31, 2000:

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


Date: June 9, 2000                 By:/s/ Paul E. Donofrio
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