Form 10-K/A
period 1999-12-31
TELEMONDE INC
filed 2000-07-07
CIK 1098387

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________
                                 FORM 10-K/A-3
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to _______________
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

In response to market conditions in the last quarter of fiscal 1999 and as a result of our strategy to provide network-supported services in addition to reselling capacity, we reclassified part of our inventory as property, plant and equipment. We plan to use this capacity, which has a book value of $19.3 million and represents approximately 48% of total capacity, for short term operating lease sales and for international telecommunications traffic sales. When we use this capacity for these purposes, the effect will be:

 .  The revenue stream will be recognised in instalments over the life of the contract, rather than at inception
 .  Cash payments from customers will be received over the life of the contract, rather than at inception
 .  We will account for the capacity as an asset at cost less depreciation
 . We do not anticipate that there will be any further significant expenditures required to bring our network into service

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

We have incurred a high level of debt. As of December 31, 1999, Telemonde and EquiTel had a combined $102,096,000 in total liabilities, including:

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

Results of Operations

Operating revenues decreased $21.1 million or 72% from $29.3 million for the period ended December 31, 1998 to $8.2 million for the fiscal year ended December 31, 1999. Bandwidth Capacity and Leasing sales fell $23.4 million or 81% from $28.9 million for the period ended December 31, 1998 to $5.5 million for the fiscal year ended December 31, 1999. Backhaul, maintenance and recharge revenues increased $2.3 million or 569% from $0.4 million in the period ended December 31, 1998 to $2.7 million in the fiscal year ended December 31, 1999. The increase in backhaul, maintenance and recharge revenues reflects the fact that the related sales agreements came into effect part way through the period ended December 31, 1998 and a $0.9 million non-recurring recharge in fiscal year 1999 due to a late bandwidth drawdown by one of our European customers was also realized. Revenues are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

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

Selling, general and administrative expenses increased $8.8 million or 834% from $1.1 million in the period ended December 31, 1998 to $9.9 million in the fiscal year ended December 31, 1999. Staff costs increased from nil in the period ended December 31, 1998 to $2.2 million in the fiscal year ended December 31, 1999. The increase in staff costs reflects the fact that Telemonde

Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited and to build infrastructure and staff. Legal fees increased $1.7 million or 258% from $0.6 million in the period ended December 31, 1998 to $2.3 million in the fiscal year ended December 31, 1999. The increase in legal fees reflects an increase in corporate finance and potential acquisition activity. Other selling, general and administrative expenses increased $4.9 million or 1,150% from $0.5 million in the period ended December 31, 1998 to $5.4 million in the fiscal year ended December 31, 1999, primarily as a result of an increase in travel and accommodation costs and other costs.

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

In response to market conditions in the last quarter of fiscal 1999 and as a result of our strategy to provide network-supported services in addition to reselling capacity, we reclassified part of our inventory as property, plant and equipment. We plan to use this capacity, which has a book value of $19.3 million and represents approximately 48% of total capacity, for short term operating lease sales and for international telecommunications traffic sales. When we use this capacity for these purposes, the effect will be:

 .  The revenue stream will be recognised in instalments over the life of the contract, rather than at inception
 .  Cash payments from customers will be received over the life of the contract, rather than at inception
 .  We will account for the capacity as an asset at cost less depreciation
 . We do not anticipate that there will be any further significant expenditures required to bring our network into service

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

We have incurred a high level of debt. As of December 31, 1999, Telemonde and EquiTel had a combined $102,096,000 in total liabilities, including:

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

In June 1999 the Financial Accounting Standard Board issued Interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

The corporation adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognized on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of the substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognized when the capacity is ready for service.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Accountants, Consolidated Financial Statements and supplemental financial data required by this Item 8 are set forth on pages F-1 through F-20 of this Report and are incorporated herein by reference.

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

     Consolidated Balance Sheet at December 31, 1999 and 1998               F-3

     Consolidated Statement of Cash Flows for the year ended December 31,
     1999 and for the period from March 10, 1998 to
     December 31, 1998                                                      F-4

     Statement of Stockholders' Equity for the year ended December 31, 1999 and for the period from March 10, 1998 to December
     31, 1998                                                               F-5

     Notes to Consolidated Financial Statements                             F-6

     (2)  Financial Statement Schedules

     The following financial statement schedules included herein should be read in conjunction with the financial statements included in pages F-1 to F-20 of this Annual Report on 10-K.

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

                                    TELEMONDE, INC.



Date: July 6, 2000                    By:   /s/ Adam N. Bishop
                                          --------------------
                                              Adam N. Bishop, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures               Title                         Date
            ----------               -----                         ----

/s/ Kevin Maxwell             Chairman and Director            July 6, 2000
----------------------------
Kevin Maxwell

/s/ Adam Bishop               President, Chief Executive       July 6, 2000
----------------------------  Officer, Treasurer and Director
Adam Bishop

/s/ Paul E. Donofrio          Executive Vice President and     July 6, 2000
----------------------------  Chief Financial Officer
Paul E. Donofrio

                              Director and Secretary           July 6, 2000
----------------------------
Count Gottfried von Bismarck

/s/ Miguel D. Tirado          Director                         July 6, 2000
----------------------------
Miguel D. Tirado

                              Director                         July 6, 2000
----------------------------
Mark Hollo

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

                                                                 Note                        1999                       1998
                                                                 ----                        ----                       ----
Operating revenues
Bandwidth revenues                                                 5                   $    8,165                     29,331
                                                                                          -------                    -------

Operating revenues                                                                          8,165                     29,331
                                                                                          -------                    -------
Operating expenses
Line costs                                                                                  6,391                     32,510
Reserve for inventory                                                                      40,690                          -
Cost of contract cancellation                                                                   -                      6,094
Reserve for doubtful debts                                                                    923                          -
Selling, general & administrative expenses                         6                        9,932                      1,055
Loan arrangement fees                                                                       1,615                      1,321
Financing costs                                                   16                        8,976                          -
                                                                                          -------                    -------

Operating expenses                                                                         68,527                     40,980
                                                                                          -------                    -------

Operating loss                                                                            (60,362)                   (11,649)
                                                                                          -------                    -------
Other income (expense)
Interest income                                                                               582                        247
Interest expense                                                                           (1,337)                      (330)
                                                                                          -------                    -------

Other (expense) income                                                                       (755)                       (83)
                                                                                          -------                    -------
Net loss                                                                               $  (61,117)               $   (11,732)
                                                                                          =======                    =======

Net loss per share - basic and diluted                             7                   $    (1.22)               $     (0.33)
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

                                TELEMONDE INC
                  Notes to Consolidated Financial Statements
                       As of December 31, 1999 and 1998


3.     Accounting policies (continued)

       (c)    Revenues

              Customers of the Corporation enter into capacity sales agreements to acquire an Indefeasible Right of Use in units of capacity from the Corporation's inventory of fiber optic cable capacity. The Corporation regards the capacity sales agreements as direct financing leases as defined by SFAS 13. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service. Customers who have entered into capacity sales agreements have paid deposits toward the purchase price and such amounts have been included as deferred revenue in the consolidated balance sheet. Maintenance revenues due under capacity sales agreements are recognised over the period services are rendered.

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

       (m)    Foreign Currencies

              The corporation's functional currency is the U.S. Dollar as the majority of revenues are received in U.S. Dollars and the majority of operating expenditures are made in U.S. Dollars. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of transaction. Foreign currency monetary assets and liabilities are translated using rates of exchange at the balance sheet date.

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