Form 10-Q
period 2000-06-30
TELEMONDE INC
filed 2000-08-14
CIK 1098387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _______________

                       Commission file number:  000-28113

                                TELEMONDE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             62-1795931
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 230 Park Avenue, 10th Floor, New York, New York                    10169
    (Address of Principal Executive Offices)                     (Zip Code)

      Registrant's telephone number, including area code:   (646) 435-5645


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X   No
         -----    -----

     As of August 3, 2000, Telemonde, Inc. had outstanding 85,793,701 shares of common stock, $.001 par value per share.

================================================================================

                                TELEMONDE, INC.
                                --------------

                                     INDEX

                                                                     Page Number
                                                                     -----------

                         PART I - FINANCIAL INFORMATION

Item 1.    Independent Accountant's Report                                3

           Consolidated Financial Statements:
           Consolidated Balance Sheets -
           June 30, 2000 and December 31, 1999                            4

           Consolidated Statements of Income -
           Three and Six Months ended June 30, 2000 and 1999              5

           Consolidated Statements of Cash Flow -
           Six Months ended June 30, 2000 and 1999                        6

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                          20

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                             21

Item 2.    Changes in Securities and Use of Proceeds                     21

Item 6.    Exhibits and Reports on Form 8-K                              22

Signatures                                                               23

INDEPENDENT ACCOUNTANT'S  REPORT

To the Stockholders of
Telemonde Inc


We have reviewed the accompanying condensed consolidated balance sheet of Telemonde, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of income for the three and six-month periods ended June 30, 2000 and June 30, 1999 and the related statements of cash flows for the six months ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of the Company's management.

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

                                                           MOORE STEPHENS
                                                           Chartered Accountants

St. Paul's House
London EC4P 4BN
August 10, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)

                                                              at June 30, 2000  at December 31, 1999
                                                              ----------------  --------------------
Assets                                                            (unaudited)       (audited)

Cash and Cash Equivalents (Pledged $1,700 and $0,                 $  2,879             $     62
   respectively)
Trade accounts receivable, net of allowance
   for doubtful debts of $0 and $923, respectively                  10,929                4,852
Inventories                                                         21,465               21,465
Prepaid expenses                                                    21,414                1,605
                                                                  --------             --------
Total current assets                                                56,687               27,984
                                                                  --------             --------
Property, plant and equipment                                       19,061               19,439
Intangible assets                                                   28,375               31,051
                                                                  --------             --------
Total assets                                                      $104,123             $ 78,474
                                                                  --------             --------
Liabilities and stockholders' equity

Accounts payable                                                    88,302               84,578
Accrued expenses                                                    17,318                5,720
Deferred income                                                      2,789                2,657
Short term notes                                                    11,653                9,141
                                                                  --------             --------
Total current liabilities                                          120,062              102,096
                                                                  --------             --------
Stockholders' equity

Capital stock                                                           90                   73
Retained deficit                                                   (73,520)             (72,849)
Additional paid in capital                                          57,452               49,154
Minority interests                                                      39                    0
                                                                  --------             --------
Total stockholders' deficit                                        (15,939)             (23,622)
                                                                  --------             --------
Total liabilities and stockholders' equity                        $104,123             $ 78,474
                                                                  --------             --------

The accompanying notes are an integral part of these consolidated balance sheets.

                                TELEMONDE, INC.
                       Consolidated Statements of Income
           (US Dollars expressed in thousands, except per share data)
                                  (unaudited)

                                                           For the Three Months Ended            For the Six Months Ended
                                                          -----------------------------        ----------------------------
                                                          June 30, 2000   June 30, 1999        June 30, 2000  June 30, 1999
                                                          -------------   -------------        -------------  -------------
Sales                                                        $20,342         $   398              $38,030       $ 5,245

Cost of goods sold                                             8,144           1,201               20,886         4,598
                                                             -------         -------              -------       -------
Gross margin                                                  12,198            (803)              17,144           647
                                                             -------         -------              -------       -------

Operating Expenses:
Selling, general & admin. exp.                                 5,750           1,362                8,361         2,656
Research and Development                                         574             135                1,077           169
Amortization of goodwill                                       3,171               0                4,080             0
Financing Costs                                                2,074           5,133                2,074         5,133
Reserve for doubtful accounts                                      0             223                    0           923
                                                             -------         -------              -------       -------
Operating expenses                                            11,569           6,853               15,592         8,881
                                                             -------         -------              -------       -------
Operating profit (loss)                                          629          (7,656)               1,552        (8,234)
                                                             -------         -------              -------       -------

Other income (expense):
Interest income                                                  229             155                  487           312
Interest expense                                              (2,232)            (44)              (2,734)          (44)
Share of losses of associate                                    (145)              0                 (400)            0
Exchange gains                                                   362               0                  447             0
                                                             -------         -------              -------       -------
Other income (expense)                                        (1,786)            111               (2,200)          268
                                                             -------         -------              -------       -------
Net loss before minority interests                           $(1,157)        $(7,545)             $  (648)      $(7,966)
                                                             -------         -------              -------       -------
Minority interests                                               (23)              0                  (23)            0
                                                             -------         -------              -------       -------
Net loss                                                     $(1,180)        $(7,545)             $  (671)      $(7,966)
                                                             -------         -------              -------       -------
  Net loss per share
   - basic                                                   $ (0.01)        $ (0.16)             $ (0.01)      $ (0.19)
   - fully diluted                                           $ (0.01)        $ (0.16)             $ (0.01)      $ (0.19)
                                                             -------         -------              -------       -------

  The accompanying notes are an integral part of these consolidated statements of income

                                  TELEMONDE, INC.
                      Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                    (unaudited)

                                                                          For the Six Months Ended
                                                                      ------------------------------
                                                                      June 30, 2000    June 30, 1999
                                                                      -------------    -------------
Operating Activities
  Net loss                                                               $   (671)        $ (7,966)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Amortization of goodwill                                                4,080               0
    Depreciation of property, plant and equipment                           1,276               0
    Reserve for doubtful accounts                                               0             923
    Expenses satisfied by issuance of stock                                 8,312               0
    Goodwill of acquired subsidiary                                        (1,404)              0
    Net assets of acquired subsidiary                                         (34)              0
    (Increase) decrease in accounts receivable                             (5,757)          1,973
    (Increase) decrease in inventories                                          0         (10,365)
    (Increase) decrease in prepaid expenses                               (19,514)         (2,855)
    Increase (decrease) in accounts payable                                 2,623           9,041
    Increase (decrease) in accrued expenses                                11,598          (9,905)
    Increase (decrease) in deferred income                                    132          (2,785)
    Increase in minority interests                                             39               0
                                                                         --------        --------
Net cash provided by (used in) operating activities                           680         (21,939)
                                                                         --------        --------
Investing activities
Purchase of property, plant & equipment                                      (548)            (40)
Cash acquired on acquisition of subsidiary                                    170               0
                                                                         --------        --------
Net cash used in investing activities                                        (378)            (40)
                                                                         --------        --------
Financing activities
Proceeds from short term notes                                              2,512          12,792
Issuance of stock                                                               3           6,605
                                                                         --------        --------
Net cash provided by financing activities                                   2,515          19,397
                                                                         --------        --------
Net increase (decrease) in cash and
  cash equivalents                                                          2,817          (2,582)
Cash and cash equivalents at start of period                                   62           2,655
                                                                         --------        --------
Cash and cash equivalents at end of period                               $  2,879        $     73
                                                                         --------        --------

Supplemental disclosure of cash flow information:
Interest paid                                                            $    807        $      0
Income taxes paid                                                              19               0

The accompanying notes are an integral part of these consolidated statements of cash flow.

                                TELEMONDE, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 2000
           (US Dollars expressed in thousands, except per share data)

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

2. At June 30, 2000, Telemonde had 85,793,701 shares issued and 3,897,180 shares to be issued, totaling 89,690,881 shares. At December 31, 1999, Telemonde had 65,211,584 shares issued and 7,892,858 shares to be issued, totaling 73,104,442 shares.

3. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted number of common shares outstanding totaled 83,949,411 and 41,529,044 for the six months ended June 30, 2000 and June 30, 1999, respectively. On May 14, 1999, the corporation issued 35,297,000 shares of common stock in exchange for the 35,297 ordinary shares of Telemonde Investments Limited. For purposes of calculating earnings per share, the increase in nominal share capital was deemed to take effect on January 1, 1999. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised. The dilutive effect of the assumed exercise of stock options and warrants was 16,775,576 for the six months ended June 30, 2000 and zero for the six months ended June 30, 1999.

4. The Corporation follows the provisions of SFAS 131 "Disclosures about Segments of an Enterprise and related Information". Reportable operating segments are determined based on the Corporation's management approach. The management approach, as defined by SFAS 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Corporation's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments: (i) Bandwidth and related services and (ii) The international telecommunications traffic and card services business of EquiTel Communications Limited ("EquiTel") which was acquired by the Corporation in November 1999. The following represents selected consolidated financial information for the Corporation's segments for the three and six months ended June 30, 2000 and 1999:


Three months ended June                          Bandwidth                       Equitel                         Total
30, 2000
Sales                                            $ 19,028                        $1,314                        $ 20,342
Gross margin                                       12,060                           138                          12,198
Net loss                                             (500)                         (680)                         (1,180)
Total Assets                                     $101,448                         2,675                         104,123

Three months ended June                          Bandwidth                       Equitel                         Total
30, 1999
Sales                                             $   398                              -                        $   398
Gross margin                                         (803)                             -                           (803)
Net loss                                           (7,545)                             -                         (7,545)
Total Assets                                       97,467                              -                         97,467


Six months ended June 30,                        Bandwidth                        Equitel                         Total
2000
Sales                                            $ 36,501                       $ 1,529                        $ 38,030
Gross Margin                                       16,942                           202                          17,144
Net loss                                              967                        (1,638)                           (671)
Total Assets                                     $101,448                         2,675                         104,123

Six months ended June 30,                        Bandwidth                       Equitel                         Total
1999
Sales                                             $ 5,245                              -                       $ 5,245
Gross margin                                          647                              -                           647
Net loss                                           (7,966)                             -                        (7,966)
Total Assets                                       97,467                              -                        97,467

5. The FASB has issued SFAS No. 130, "Comprehensive Income Reporting." In the six months ended June 30, 2000 and June 30, 1999, there were no components of comprehensive income for the Company other than net income.

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

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's 1999 Annual Report on Form 10-K, filed March 30, 2000 (and any subsequent amendments to the Form 10-K), under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form 10 dated November 15, 1999 (and any subsequent amendments to the Form 10), could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

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

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. While we incurred operating losses and negative cash flow from our inception through December 1999, the first half of 2000 evidenced a reversal of that trend. The Company recognized $38.0 million in revenue in the period from January 1, 2000 through June 30, 2000, which contributed to a $1.6 million operating profit and a modest operating cash flow of $0.7 million.

While we are encouraged by these first half 2000 results, we are continuing to establish our networks and expand our services. The continuation of this expansion could give rise to operating losses and negative cash flows in the future. The magnitude of these operating losses and especially negative cash flows will be affected by a variety of factors, which include:

        . The ability to put in place working capital facilities and to increase our capital base.
        . The rate at which we add new customers and the prices those customers pay for our bandwidth and Internet services.
        . The mix of our business, including, among other factors, the proportion of capacity sales compared to leases and short term rentals we sell to our customers.
        . The ability and cost to obtain transatlantic and other bandwidth capacity; in particular the cost of bandwidth under the major supplier agreements currently under re-negotiation.
        . Customer payment terms where customers require a deferred payment plan for their purchase of capacity from us.
        . The speed and extent to which we add networking and other related services, including but not limited to our telehousing facilities, to our portfolio of products and services.
        . The ability to predict demand for our networking and other related services, including but not limited to our telehousing facilities.
        . The ability of our local relationships in emerging markets to support our customers and meet our obligations.
        . The completion of our planned networks and infrastructure and the expansion of our networks generally, with completion being achieved by currently expected completion dates.
        . General economic, financial, competitive, legislative, regulatory, licensing, and other factors that are beyond our control.

We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs through flexible supplier payments, the issuance of debt and the proceeds from sales of shares of common stock.

While the Company is progressing, it still considers itself an early stage company and, as such, we have not yet fully completed our transition to an operating company. It is anticipated that our network and operations center will be established by the end of fiscal year 2000. Although our senior management team has substantial industry knowledge and experience, this team has been built up during the course of 1999 and has only recently been completed. EquiTel was formed in late 1998, signed its initial customer contracts in 1999 and still needs to be fully integrated into Telemonde.

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

Industry Trends

The Company believes that bandwidth demand is expected to more than double in the next two years. This future growth of bandwidth demand will be met by the building of new cable infrastructure. This will be particularly visible in Western Europe and in the United States, where a significant number of cable systems will be brought into service within the next two years (including TAT-14, Flag-Atlantic, Level 3's Yellow System, Hibernia, Southern Cross). As Asia progresses with liberalization, we would expect to see the same broad pattern develop during the next five years.

We believe that following the sharp decline in market price in 1999, existing supply and demand are now better matched. Current prices are cost based to ensure that existing inventories are run down prior to new cable systems becoming operational. The future market pricing of bandwidth will be affected by any future imbalances between supply of capacity and demand of bandwidth and therefore by the timing of new generation cable systems.

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

We have recently begun offering terrestrial network platforms and high-speed Internet connectivity, based upon the supply of fiber optic bandwidth between New York, London and other European cities. We intend to expand our services worldwide and we anticipate offering a full-range of global connectivity solutions for European Internet and Multimedia Service Providers over our existing global network infrastructure, as well as specialist and geographic Internet packages for our customer base in emerging markets. We have limited experience in the Internet business and there can be no assurances that we will successfully establish or expand the business. Currently, we only provide capacity to two European Internet service providers.

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

Revenues

Sales for the three months ended June 30, 2000 totaled $20.3 million compared with $0.4 million for the three months ended June 30, 1999. The principal reason for the rise in revenues for the three months ended June 30, 2000 has been the normalization of prices in the transatlantic bandwidth capacity industry after its rapid decline in 1999. Customers were reluctant to purchase capacity while prices were falling (and we were unable to sell capacity profitably until we had renegotiated terms with our suppliers) but have now gone ahead and procured bandwidth in an environment whereby supply and demand are more equalized.

A relatively small number of customers currently account for a significant amount of our total revenues. In our bandwidth business three customers accounted for over 90% of our revenues in 1999. In the first six months of 2000, seven customers accounted for nearly 90% of our revenues. Although we intend to expand our customer base as our business grows and through acquisitions, this dependence on a relatively small number of customers may continue for the foreseeable future. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if (1) our customers build their own facilities, (2) our competitors build additional facilities, or (3) our customers are involved in further consolidations in the telecommunications industry, we could experience a reduction in the use of our services, which could have a material adverse effect on our business.

Our medium-term contracts for the supply of transatlantic bandwidth were contracted for in 1998 and early 1999 at fixed prices and before the unexpectedly severe fall in market prices during the remainder of 1999. The details of our Capacity Purchase Agreements with suppliers are described in detail in the section on "Liquidity and Capital Resources" below. In order to address this bandwidth price compression, we either are in discussions or have reached agreements in principle but have yet to sign definitive agreements with our principal suppliers to replace old capacity with new capacity on higher-value networks that encompass the Atlantic, Pacific, Europe and South American regions. The Company believes that the final agreements will be executed within a reasonable time on the terms already agreed upon in principle.

Although we believe that transatlantic market prices have begun to stabilize, we can give no assurance that prices will not fall further. We have made in the past, and may make in the future, commitments to suppliers to obtain bandwidth capacity. Market price reductions reduce and can eliminate the expected margin on bandwidth sales over the purchase price from the supplier. In addition, we would need to seek further price reductions from our suppliers for future bandwidth capacity purchases in order to restore margins and the outcome of such negotiations are inevitably uncertain. Therefore, our business, financial condition and operating results could be materially and adversely affected by market price declines.

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

To further offset the possible impact of future bandwidth capacity market fluctuations, we have diversified our revenue streams through the acquisition of EquiTel and the formation of telemonde.net S.A. We believe that these businesses will contribute to our revenue stream and initially contribute start-up losses towards the Company's bottom line during the later part of 2000.

Although we expect EquiTel's switched services to contribute to our revenue stream and initially contribute start-up losses towards the Company's bottom line in the future, our operations relating to the pre-paid card business face a number of risks, which include:

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

Results of Operations

For the three months ended June 30, 2000 compared with the three months ended June 30, 1999

Sales increased $19.9 million from $0.4 million for the three months ended June 30, 1999 to $20.3 million for the three months ended June 30, 2000. Bandwidth capacity and leasing sales increased $10.2 million from $0.1 million in the three months ended June 30, 1999 to $10.3 million in the three months ended June 30, 2000. The increase in bandwidth capacity and leasing sales can be attributed to accelerated customer purchases in an environment whereby bandwidth supply and demand has begun to normalize. Backhaul, maintenance, recharge and traffic revenues increased $3.9 million from $0.3 million in the three months ended June 30, 1999 to $4.2 million in the three months ended June 30, 2000. The increase in backhaul, maintenance, recharge and traffic revenues reflects the fact that the Company earned traffic revenue on its newly established circuits during the second quarter of 2000. Advisory services and other sales increased to $5.8 million in the three months ended June 30, 2000 from $0.0 million in the three months ended June 30, 1999. The increase in advisory services and other revenue is due to services rendered regarding the sale of a switching co-location business, the establishment of a third party co-location facility and the Desertel joint venture. Revenues for both periods are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Cost of goods sold increased $6.9 million or 578% from $1.2 million in the three months ended June 30, 1999 to $8.1 million in the three months ended June 30, 2000. The increase in cost of goods sold reflects an increase in capacity and leasing sales, an increase in backhaul, maintenance, recharge and traffic revenue and higher network and depreciation expenses partially offset by stronger gross profit margins on the advisory services revenue. Cost of goods sold are primarily attributable to the subsidiaries of Telemonde Investments Limited.

Selling, general and administrative expenses increased $4.4 million or 322% from $1.4 million in the three months ended June 30, 1999 to $5.8 million in the three months ended June 30, 2000. Staff costs increased from $0.2 million in the three months ended June 30, 1999 to $2.1 million in the three months ended June 30, 2000. The increase in staff costs are attributable to the fact that Telemonde Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited (now known as Iaxis Limited), to build infrastructure and staff and to a non-qualified stock option, non-cash compensation expense. Other selling, general and administrative expenses increased from $1.2 million in the three months ended June 30, 1999 to $3.7 million in the three months ended June 30, 2000, primarily as a result of an increase in legal, travel, sales commissions and public company expenses as well as a stock issuance expense for Telemonde's non-delivery of a DS-3.

Research and development expenses increased $0.4 million or 325% from $0.1 million in the three months ended June 30, 1999 to $0.6 million in the three months ended June 30, 2000. The increase results from a continued build-up of the Company's technological capabilities commensurate with the expansion of Telemonde's customer's worldwide network build out. In the first quarter of 1999, the Company's engineering staff was just beginning to be assembled and by the second quarter of 2000, it continues to grow predominately in London but also in New York and Geneva as well.

Amortization of goodwill increased to $3.2 million in the three months ended June 30, 2000 from a non-existent level in the three months ended June 30, 1999. Telemonde's goodwill is mostly attributable to the purchase of EquiTel late in 1999 and, to a much lesser extent, the acquisition of TGA. The current quarter's expense also includes a downward revaluation of an abandoned EquiTel joint venture in South Africa.

Financing costs decreased $3.1 million or 60% from $5.1 million in the three months ended June 30, 1999 to $2.1 million in the three months ended June 30, 2000. The decrease predominately results from the expense (approximately $4.9 million) associated with the warrant issuance involving Communications Collateral Limited debt in the second quarter of 1999 versus a lower level of investment advisory services and funding facilitation fees in the second quarter of 2000.

Provision for doubtful debts decreased from $0.2 million in the three months ended June 30, 1999 to $0.0 million in the three months ended June 30, 2000. The provision in the second quarter of 1999 related to a capacity sale made by Telemonde International Bandwidth (Bermuda) Limited.

Interest income increased $0.07 million or 48% from $0.16 million in the three months ended June 30, 1999 to $0.23 million in the three months ended June 30, 2000. The increase is primarily attributable to an increase in income from sales interest on capacity sold on deferred payment terms and income earned on a temporary increased level of pledged cash and cash equivalents.

Interest expense increased to $2.23 million in the three months ended June 30, 2000 from $0.04 million in the three months ended June 30, 1999 due to a third party financing of a particular customer's accounts receivable and since borrowings for working capital purposes have materialized over the past few quarters.

Share of losses of associate increased from $0.0 million in the three months ended June 30, 1999 to $0.1 million in the three months ended June 30, 2000. The losses relate to the balance of the start up costs attributable to Desert Telecommunication Services LLC, a joint venture of EquiTel established in the Sultanate of Oman.

Net loss decreased to $1.2 million in the three months ended June 30, 2000 from a net loss of $7.5 million in the three months ended June 30, 1999. The decrease of $6.3 million of net loss arises principally from the greatly increased sales and gross margins partially offset by an increase in operating and other expenses.

For the six months ended June 30, 2000 compared with the six months ended June 30, 1999

Sales increased $32.8 million or 625% from $5.2 million for the six months ended June 30, 1999 to $38.0 million for the six months ended June 30, 2000. Bandwidth capacity and leasing sales increased $22.0 million or 620% from $3.6 million in the six months ended June 30, 1999 to $25.6 million in the six months ended June 30, 2000. The increase in bandwidth capacity and leasing sales can be attributed to accelerated customer purchases in an environment whereby bandwidth supply and demand has begun to normalize. Backhaul, maintenance, recharge and traffic revenues increased $4.9 million or 287% from $1.7 million in the six months ended June 30, 1999 to $6.6 million in the six months ended June 30, 2000. The increase in backhaul, maintenance, recharge and traffic revenues reflects the fact that the Company earned traffic revenue on its newly established circuits during the second quarter of 2000. Advisory services and other sales increased to $5.8 million in the six months ended June 30, 2000 from $0.0 million in the six months ended June 30, 1999. The increase in advisory services and other revenue is due to services rendered regarding the sale of a switching co-location business, the establishment of a third party co-location facility and the Desertel joint venture. Revenues for both periods are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Cost of goods sold increased $16.3 million or 354% from $4.6 million in the six months ended June 30, 1999 to $20.9 million in the six months ended June 30, 2000. The increase in cost of goods sold reflects an increase in capacity and leasing sales, an increase in backhaul, maintenance, recharge and traffic revenue and higher network and depreciation expenses partially offset by stronger gross profit margins on the advisory services revenue. Cost of goods sold are primarily attributable to the subsidiaries of Telemonde Investments Limited.

Selling, general and administrative expenses increased $5.7 million or 215% from $2.7 million in the six months ended June 30, 1999 to $8.4 million in the six months ended June 30, 2000. Staff costs increased from $0.3 million in the six months ended June 30, 1999 to $3.4 million in the six months ended June 30, 2000. The increase in staff costs are attributable to the fact that Telemonde Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited (now known as Iaxis Limited), to build infrastructure and staff and to a non-qualified stock option, non-cash compensation expenses. Other selling, general and administrative expenses increased from $2.4 million in the six months ended June 30, 1999 to $5.0 million in the six months ended June 30, 2000, primarily as a result of an increase in legal, travel, sales commissions and public company expenses as well as a stock issuance expense for Telemonde's non-delivery of a DS-3 partially offset by EquiTel support expenses incurred in the first half of 1999.

Research and development expenses increased $0.9 million or 537% from $0.2 million in the six months ended June 30, 1999 to $1.1 million in the six months ended June 30, 2000. The increase results from a continued build-up of the Company's technological capabilities commensurate with the expansion of Telemonde's customer's worldwide network build out. In the first quarter of 1999, the Company's engineering staff was just beginning to be assembled and by the first second of 2000, it continues to grow predominately in London but also in New York and Geneva as well.

Amortization of goodwill increased to $4.1 million in the six months ended June 30, 2000 from a non-existent level in the six months ended June 30, 1999. Telemonde's goodwill is mostly attributable to the purchase of EquiTel late in 1999 and, to a much lesser extent, the acquisition of TGA. The current half's expense also includes a downward revaluation of an abandoned EquiTel joint venture in South Africa.

Financing costs decreased $3.1 million or 60% from $5.1 million in the six months ended June 30, 1999 to $2.1 million in the six months ended June 30, 2000. The decrease predominately results from the expense (approximately $4.9 million) associated with the warrant issuance involving Communications Collateral Limited debt in the second quarter of 1999 versus a lower level of investment advisory services and funding facilitation fees in the second quarter of 2000.

Provision for doubtful debts decreased from $0.9 million in the six months ended June 30, 1999 to $0.0 million in the six months ended June 30, 2000. The provision in early 1999 related to a capacity sale made by Telemonde International Bandwidth (Bermuda) Limited.

Interest income increased $0.18 million or 56% from $0.31 million in the six months ended June 30, 1999 to $0.49 million in the six months ended June 30, 2000. The increase is primarily attributable to an increase in income from sales interest on capacity sold on deferred payment terms and income earned on a temporary increased level of pledged cash and cash equivalents.

Interest expense increased to $2.73 million in the six months ended June 30, 2000 from $0.04 million in the six months ended June 30, 1999 due to third party financing of a particular customer's accounts receivable and since borrowings for working capital purposes have materialized over the past few quarters.

Share of losses of associate increased from $0.0 million in the six months ended June 30, 1999 to $0.4 million in the six months ended June 30, 2000. The losses relate to start up costs attributable to Desert Telecommunication Services LLC, a joint venture of EquiTel established in the Sultanate of Oman.

Net loss decreased to $0.7 million in the six months ended June 30, 2000 from a net loss of $8.0 million in the six months ended June 30, 1999. The decrease of $7.3 million of net loss arises principally from the greatly increased sales and gross margins partially offset by an increase in operating and other expenses.

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

Net cash provided by operating activities was $0.7 million in the six months ended June 30, 2000, compared to net cash used in operating activities of $21.9 million in the six months ended June 30, 1999. The increase in net cash provided by operating activities was primarily due to an increase in accrued expenses for uninvoiced bandwidth and content, an increase in expenses satisfied by issuance of stock, higher earnings before depreciation/amortization and an increase in trade accounts payable partially offset by an increase in prepaid expenses relating to customer sales contracts.

Net cash provided by financing activities was $2.5 million in the six months ended June 30, 2000 compared with $19.4 million in the six months ended June 30, 1999. The increase in short term notes for the current half relate to higher borrowings with Home Run Limited partially offset by repayments to Communications Collateral Limited, Kingsfame Investments Limited, The Atlas Corporation Limited and other investors.

Telemonde's ability to meet its liquidity requirements is dependent on its ability to generate cash from operations and raise short term or permanent finance. While the Company incurred operating losses and negative operating cash flow from its inception through December 31, 1999, the first half of 2000 evidenced a reversal of that trend. However, Telemonde incurred a net loss of $11.7 million from its inception through December 31, 1998 and a substantial net loss of $61.1 million in the fiscal year ended December 31, 1999. On a pro forma basis, after giving effect to the acquisition of EquiTel, Telemonde would have had a net loss of $13.6 million in the inception period ended December 31, 1998 and $72.6 million in the fiscal year ended December 31, 1999.

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

We currently do not have the full capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects and could jeopardize our existence. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding inevitably leads to pressure from suppliers, which weakens our commercial position. In addition, it could result and has resulted in formal events of default, which could endanger us, especially if this supplier flexibility ceased to be available. It is for this reason that we plan to seek substantial external equity and debt funding.

The independent auditors reported that the financial statements for the fiscal year ended December 31, 1999 were prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the fiscal year 1999 financial statements as reported in the Company's Annual Report on Form 10-K (as amended), Telemonde has incurred a net loss of $61.1 million. In addition, at June 30, 2000, total current liabilities exceeded total current assets by $63.4 million. These factors, and the others discussed in note 1 identified above, raise substantial doubt about the ability of the Company to continue as a going concern if it fails to raise additional debt and equity financing. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company fails to raise additional financing and cannot continue in existence.

We have incurred a high level of debt. As of June 30, 2000, Telemonde had $120.1 million in total liabilities, including:

        . $78.2 million to capacity suppliers relating to undrawn bandwidth. Undrawn bandwidth comprises transatlantic bandwidth capacity, which we have not yet drawn-down and taken delivery of, but to which we are committed to draw down at scheduled dates under the terms of Capacity Purchase Agreements with our suppliers.
        .  $10.1 million to all other suppliers.
        . $2.8 million owed to Communications Collateral Limited under a Capacity Option Agreement.

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

In light of these circumstances, Telemonde executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from
(a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commencing any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter was to expire upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) June 8, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings.

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

On May 11, 2000, Telemonde entered into Amendment No. 1 to the Standstill Letter. Under this amendment, MCI WorldCom, in part, extended the expiration date of the Standstill Letter and, under a heads of terms, agreed to accept shares of Telemonde common stock in satisfaction of $9 million of the existing debt. Telemonde agreed to repay all of its existing non-equity debt to MCI WorldCom, with (i) $2 million due on September 15, 2000, (ii) $2 million due on November 15, 2000, and (iii) the balance of the existing debt plus all accrued interest due on December 31, 2000. In the event Telemonde fails to discharge or repay the outstanding debt by December 31, 2000, then Telemonde must issue to MCI WorldCom $2 million of shares of Telemonde common stock and must provide to MCI WorldCom a pledge of shares of Telemonde common stock valued at 150% of the then outstanding balance of the debt.

In addition to the foregoing, as partial inducement to MCI WorldCom to defer from demanding immediate payment of the existing debt, Fastfirm Limited, an affiliate of Telemonde, pledged 9,917,356 shares of Telemonde common stock to MCI WorldCom as security for Telemonde's obligations to MCI WorldCom. Telemonde issued the 9,917,356 shares to Fastfirm on February 2, 2000.

We are currently behind with our payments based upon the existing contracts and therefore have had to rely on the suppliers' flexibility in rescheduling payment terms. The events of default under the existing contracts could endanger our existence.

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

Despite the defaults with MCI WorldCom and Global Crossing detailed above, Telemonde has been in extensive negotiations with senior management in both organizations from the end of 1999 and continuing into August 2000. It should also be noted that while these discussions have been held, Telemonde has made payments to both suppliers for services. It is the opinion of Telemonde's management that the ongoing negotiations with both suppliers will lead to a successful conclusion of the outstanding defaults and provide Telemonde with much more flexible supply contracts. If we remain in default, our capacity suppliers could foreclose on our capacity and other assets of our capacity owning subsidiaries up to the value of the amount owed to them.

Gemini Capacity Purchase Agreement. On April 3, 1998, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth (Bermuda) Limited, purchased Indefeasible Rights of Use relating to transatlantic capacity from Gemini Submarine Cable System Limited. Specifically, Telemonde agreed to acquire up to a maximum of STM-16. Due to a subsequent and rapid decline in the market for wholesale telecommunications bandwidth, the capacity sale agreement was amended by five letter agreements dated January 27, April 16, April 22 and November 5, 1999 and April 30, 2000. These amendments provided that an IRU for only one (1) STM-1 would be acquired, and a second STM-1 would be leased for a lump sum payment plus monthly payments for a three-month period ending July 16, 1999. Further negotiations between the parties provided that the lump sum payment would fall due on October 7, 1999 in the form of two promissory notes. Telemonde has paid Gemini the full balance owing for the IRU relating to the first STM-1. However, Telemonde has not fulfilled its obligations under two promissory notes in the amount of $2.7 million. Although this default gives Gemini the right to immediately terminate the Indefeasible Rights of Use, Gemini has not done so as of the date of this filing. Furthermore, such a termination would not substantially effect Telemonde's bandwidth sales contracts, as it only has one customer operating on the Gemini network under this particular capacity purchase agreement, and this customer is protected under the agreement with Gemini.

On July 6, 2000, in exchange for Gemini's agreement not to exercise its rights of termination before September 30, 2000, Telemonde agreed that it would pay Gemini $0.1 million per month in July, August and September 2000 towards an outstanding principal and interest balance of $2.6 million. Telemonde has made the July 2000 payment, intends to comply with its future obligations and further intends to renegotiate mutually acceptable continued payment terms with Gemini by the end of September 2000.

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

On August 14, 1999, Communications Collateral Limited exercised its option to require Telemonde to repurchase the capacity. Telemonde was unable to complete this repurchase. As of June 30, 2000, $2.8 million is owed to Communications Collateral Limited. As a result, Communications Collateral Limited has the right to foreclose on essentially all of the assets of Telemonde Investments Limited, including its ownership interests in the three subsidiaries of Telemonde Investments Limited, all of the assets in any of the foregoing subsidiaries, including their rights under Telemonde's bandwidth sale contracts; and any ownership interest the foregoing subsidiaries might have in any other Telemonde entities until the default is cured. The amount of the foreclosure, however, would not have exceeded the amount of the indebtedness.

Liabilities at June 30, 2000. As of June 30, 2000, Telemonde had $120.1 million of total liabilities. This included $78.2 million owed to capacity suppliers relating to undrawn bandwidth and $2.8 million owed to Communications

Collateral Limited. As of June 30, 2000, we therefore had incurred events of default in respect of $81.0 million of the total liabilities.

We also had the following obligations, included in the total liabilities of $120.1 million at June 30, 2000:

 . $7.6 million in loans to Telemonde from Home Run Limited; and . $1.0 million in loans to EquiTel from Rhone Financial Indemnity Re Limited, repayable when EquiTel's resources permit.

At June 30, 2000 we had no material capital commitments. We intend to establish our own operations center, as described in the Network Section of Item 1 of the Company's 1999 Annual Report on Form 10-K. This will involve capital expenditures in respect of network equipment and connectivity. The intended sources of funds for these types of expenditures are described below.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No securities of Telemonde which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by Telemonde during the second quarter of 2000, except as follows:

(a) On April 3, 2000, Telemonde issued 946,429 shares of its common stock to Mark Hollo (71,429 shares) in partial consideration for his service as a non-executive director of Telemonde and to Black Trust (875,000 shares) in partial (50%) consideration towards investment advisory services and the facilitation of funding for the Company as part of an agreement between the companies (Telemonde and Sands Brothers). An exemption from registration is claimed under Section 4(2) of the Securities Act.
(b) On April 5, 2000, Telemonde issued 816,000 shares of its common stock to Trans Global as full and final payment for Telemonde's non-delivery of a DS-3 for their customer. An exemption from registration is claimed under
     Section 4(2) of the Securities Act.
(c) On June 6, 2000, Telemonde issued 1,600,000 shares of its common stock to Gestibroker Consulting & Financial Management SA as initial consideration towards investment advisory services and the facilitation of funding for the Company. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(d) On June 6, 2000, Telemonde issued 9,250 shares of its common stock to Growth Integration for consultancy worked performed on the Company's behalf. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(e) On June 6, 2000, Telemonde issued 60,000 shares of its common stock to IC Capital LLC in partial consideration for their investor relation and media support services for the Company as part of an agreement between the companies. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(f) On June 6, 2000, Telemonde issued 16,667 shares of its common stock to Barry Nathanson as part of the final compensation for services rendered relating to the identification and subsequent placement of a Chief Financial Officer with the Company. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(g) On June 6, 2000, Telemonde issued 800,000 shares of its common stock to Olympic Corporate Holdings as consideration towards investment advisory services and the facilitation of funding for the Company. Exemption from registration is claimed under Section 4(2) of the Securities Act.
(h) On June 6, 2000, Telemonde issued 20,000 shares of its common stock to Stock Exposure Inc. in partial consideration for their internet based stock coverage on the Company as part of an agreement between the companies. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(i) On June 6, 2000, Telemonde issued 350,000 shares of its common stock to Dunloe Investments Limited in a full debt to equity conversion of a short term working capital loan plus interest. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(j) On June 6, 2000, Telemonde issued 400,000 shares of its common stock to Radioactive Limited as reimbursement for the same number of shares given to, and sold by, Communications Collateral Limited as a partial debt reduction vehicle. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(k) On June 6, 2000, Telemonde issued 112,000 shares of its common stock to Lonsdale Travel in a partial debt to equity conversion of prior travel services rendered to the Company. An exemption from registration is claimed under Section 4(2) of the Securities Act.
(l) On June 29, 2000, Telemonde issued 50,000 shares of its common stock to Brown Shipley & Co. in order to satisfy the remaining balance owed for valuation services rendered relating to the EquiTel acquisition by the Company. An exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit list.

(b)  On May 4, 2000 Telemonde filed a Current Report on Form 8-K reporting under
     Item 5 that Telemonde's acquisitions of Global Communications (Holdings) Ltd. and ITS Europe would not proceed.

                                   SIGNATURES
                                TELEMONDE, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  TELEMONDE, INC.



Date: 8/14/00                     By: /s/ Paul E. Donofrio
     -----------------------         -------------------------------------------
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

    10.8(c) Amendment No. 1 to MCI WorldCom Global Networks U.S., Inc. Standstill Letter, dated May 11, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited and Telemonde International Bandwith Limited.

    10.8(d) Pledge Agreement, dated May 2, 2000, by and between Fastfirm Limited and MCI WorldCom Global Networks U.S., Inc. on behalf of itself and MCI WorldCom Global Networks Limited.

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