Form 10-Q
period 2000-09-30
TELEMONDE INC
filed 2000-11-14
CIK 1098387

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

    For the quarterly period ended September 30, 2000

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

         Yes  X   No
             ---     ---

         As of November 1, 2000, Telemonde, Inc. had outstanding 102,575,493 shares of common stock, $.001 par value per share.

                                TELEMONDE, INC.
                                ---------------

                                     INDEX

                                                                     Page Number
                                                                     -----------
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Independent Accountant's Report                                    2

        Consolidated Financial Statements:
         Consolidated Balance Sheets -
          September 30, 2000 and December 31, 1999                         3

         Consolidated Statements of Income -
          Three and Nine Months ended September 30, 2000 and 1999          4

         Consolidated Statements of Cash Flow -
          Nine Months ended September 30, 2000 and 1999                    5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

Item 3. Quantitative and Qualitative Disclosures About Market Risk        20


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 21

Item 2. Changes in Securities and Use of Proceeds                         21

Item 4. Submission of Matters to a Vote of Security Holders               21

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures                                                                23

INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying condensed consolidated balance sheet of Telemonde, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2000 and September 30, 1999 and the related statements of cash flows for the nine months ended September 30, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management.

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

                                                           MOORE STEPHENS
                                                           Chartered Accountants

St. Paul's House
London EC4P 4BN
November 10, 2000

                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)

                                                          at September 30, 2000      at December 31, 1999
                                                          ---------------------      --------------------
Assets                                                         (unaudited)                (audited)

Cash and Cash Equivalents (Pledged $1,419 and $0,              $  2,332                    $     62
   respectively)
Trade accounts receivable, net of allowance
   for doubtful debts of $32 and $923, respectively               8,132                       4,852
Inventories                                                      21,465                      21,465
Prepaid expenses                                                  9,683                       1,605
                                                               --------                    --------
Total current assets                                             41,612                      27,984
                                                               --------                    --------
Property, plant and equipment                                    18,653                      19,439
Intangible assets                                                24,573                      31,051
                                                               --------                    --------
Total assets                                                   $ 84,838                    $ 78,474
                                                               ========                    ========

Liabilities and stockholders' equity

Accounts payable                                                 78,572                      84,578
Accrued expenses                                                 13,937                       5,720
Deferred income                                                   1,326                       2,657
Short term notes                                                 11,638                       9,141
                                                               --------                    --------
Total current liabilities                                       105,473                     102,096
                                                               --------                    --------
Stockholders' equity

Capital stock                                                       106                          73
Retained deficit                                                (90,852)                    (72,849)
Additional paid in capital                                       70,036                      49,154
Minority interests                                                   75                           0
                                                               --------                    --------
Total stockholders' deficit                                     (20,635)                    (23,622)
                                                               --------                    --------
Total liabilities and stockholders' equity                     $ 84,838                    $ 78,474
                                                               ========                    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                                TELEMONDE, INC.
                       Consolidated Statements of Income
          (US Dollars expressed in thousands, except per share data)
                                  (unaudited)

                                    For the Three Months Ended        For the Nine Months Ended
                                 -------------------------------   -------------------------------
                                 Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                 --------------   --------------   --------------   --------------
Sales                               $ (5,409)        $    612         $ 32,621         $  5,857

Cost of goods sold                     1,701           41,407           22,587           46,005
                                    --------         --------         --------         --------
Gross margin                          (7,110)         (40,795)          10,034          (40,148)
                                    --------         --------         --------         --------

Operating Expenses:
Selling, general & admin. exp          4,774            2,948           13,135            5,604
Research and Development                 534              226            1,611              395
Amortization of goodwill               3,837               11            7,917               11
Financing Costs                        1,710            4,343            3,784            9,476
Reserve for doubtful accounts             32                0               32              923
                                    --------         --------         --------         --------
Operating expenses                    10,887            7,528           26,479           16,409
                                    --------         --------         --------         --------
Operating loss                       (17,997)         (48,323)         (16,445)         (56,557)
                                    --------         --------         --------         --------

Other income (expense):
Interest income                          171              268              658              580
Interest expense                         356           (1,065)          (2,378)          (1,109)
Share of losses of associate               0                0             (400)               0
Exchange gains                           174                0              621                0
                                    --------         --------         --------         --------
Other income (expense)                   701             (797)          (1,499)            (529)
                                    --------         --------         --------         --------
Net loss before minority            $(17,296)        $(49,120)        $(17,944)        $(57,086)
 interests                          --------         --------         --------         --------
Minority interests                       (36)               0              (59)               0
                                    --------         --------         --------         --------
Net loss                            $(17,332)        $(49,120)        $(18,003)        $(57,086)
                                    --------         --------         --------         --------
Net loss per share
- basic                             $  (0.19)        $  (0.83)        $  (0.21)        $  (1.27)
- fully diluted                     $  (0.19)        $  (0.83)        $  (0.21)        $  (1.27)
                                    --------         --------         --------         --------

The accompanying notes are an integral part of these consolidated statements of income.

                                TELEMONDE, INC.
                     Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                  (unaudited)

                                                              For the Nine Months Ended
                                                           Sept. 30, 2000   Sept. 30, 1999
                                                           --------------   --------------
Operating Activities
Net loss                                                       $(18,003)      $(57,086)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Amortization of goodwill                                       7,917             11
   Depreciation of property, plant and equipment                  1,922            101
   Reserve for doubtful accounts                                     32            924
   Expenses satisfied by issuance of stock                       12,211            347
   Goodwill of acquired subsidiary                               (1,404)             0
   Net assets of acquired subsidiary                                (34)             0
   Amortization of financing costs                                    0          8,976
   Reserve for inventory                                              0         40,690
   (Increase) decrease in accounts receivable                    (3,027)         4,357
   (Increase) decrease in inventories                                 0        (10,365)
   (Increase) decrease in prepaid expenses                       (7,783)        (3,164)
   Increase (decrease) in accounts payable                        1,893          7,276
   Increase (decrease) in accrued expenses                        8,218         (9,570)
   Increase (decrease) in deferred income                        (1,331)        (2,461)
   Increase in minority interests                                    75              0
                                                               --------       --------
Net cash provided by (used in) operating activities                 686        (19,964)
                                                               --------       --------
Investing activities
Purchase of property, plant & equipment                            (786)          (807)
Cash acquired on acquisition of subsidiary                          170              0
                                                               --------       --------
Net cash used in investing activities                              (616)          (807)
                                                               --------       --------
Financing activities
Proceeds from short term notes                                    2,497          7,500
Proceeds from shareholder loans                                       0         10,712
Issuance (redemption) of stock                                     (297)            29
                                                               --------       --------
Net cash provided by financing activities                         2,200         18,241
                                                               --------       --------
Net increase (decrease) in cash and
   cash equivalents                                               2,270         (2,530)
Cash and cash equivalents at start of period                         62          2,655
                                                               --------       --------
Cash and cash equivalents at end of period                     $  2,332       $    125
                                                               ========       ========
Supplemental disclosure of cash flow information:
Interest paid                                                  $    823       $ 10,585
Income taxes paid                                                    19              0

The accompanying notes are an integral part of these consolidated statements of cash flow.

                                TELEMONDE, INC.
                  Notes to Consolidated Financial Statements
                              September 30, 2000
          (US Dollars expressed in thousands, except per share data)

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

2. At September 30, 2000, Telemonde had 102,560,493 shares issued and 3,456,004 shares to be issued, totaling 106,016,497 shares. At December 31, 1999, Telemonde had 65,211,584 shares issued and 7,892,858 shares to be issued, totaling 73,104,442 shares.

3. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted number of common shares outstanding totaled 86,155,670 and 44,828,829 for the nine months ended September 30, 2000 and September 30, 1999, respectively. On May 14, 1999, the corporation issued 35,297,000 shares of common stock in exchange for the 35,297 ordinary shares of Telemonde Investments Limited. For purposes of calculating earnings per share, the increase in nominal share capital was deemed to take effect on January 1, 1999. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised. The dilutive effect of the assumed exercise of stock options and warrants was zero for both the nine months ended September 30, 2000 and September 30, 1999 since the assumed exercise of stock options and warrants would be anti-dilutive due to the associated net losses in those periods.

4. The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Corporation's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Corporation's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments: (i) bandwidth and related services and (ii) the international telecommunications traffic and card services business of EquiTel Communications Limited ("EquiTel") which was acquired by the Corporation in November 1999. The following represents selected consolidated financial information for the Corporation's segments for the three and nine months ended September 30, 2000 and 1999:

Three months ended
September 30, 2000              Bandwidth     EquiTel      Total
                                ---------     -------     --------
Sales                           $ (8,088)     $ 2,679     $ (5,409)
Gross margin                      (8,397)       1,287       (7,110)
Net income (loss)                (17,578)         246      (17,332)
Total assets                      81,856        2,982       84,838

Three months ended
September 30, 1999              Bandwidth     EquiTel      Total
                                ---------     -------     --------
Sales                           $    612         --       $    612
Gross margin                     (40,795)        --        (40,795)
Net loss                         (49,120)        --        (49,120)
Total assets                      56,711         --         56,711

Nine months ended
September 30, 2000              Bandwidth     EquiTel      Total
                                ---------     -------     --------
Sales                           $ 28,413      $ 4,208     $ 32,621
Gross margin                       8,545        1,489       10,034
Net loss                         (16,611)      (1,392)     (18,003)
Total assets                      81,856        2,982       84,838

Nine months ended
September 30, 1999              Bandwidth     EquiTel        Total
                                ---------     -------     --------
Sales                           $  5,857         --       $  5,857
Gross margin                     (40,148)        --        (40,148)
Net loss                         (57,086)        --        (57,086)
Total assets                      56,711         --         56,711

5. The FASB has issued SFAS No. 130, "Comprehensive Income Reporting." In the nine months ended September 30, 2000 and September 30, 1999, there were no components of comprehensive income for the Company other than net income.

6. The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. For example, gains or losses related to changes in the fair value of a derivative, not designated as a hedging instrument, are recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position. The FASB has delayed the effective date of SFAS No. 133 by one year, to years beginning after June 15, 2000, by the issuance of SFAS No. 137.

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

8. In June 1999 the Financial Accounting Standards Board issued Interpretation No. 43 ("FIN 43") which states that SFAS No. 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

The Company adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognized on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortized to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognized when the capacity is ready for service.

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

9. On July 25, 2000, Telemonde entered into a Debt Conversion Agreement with
MCI WorldCom. MCI WorldCom agreed to accept 15,766,792 shares of Telemonde common stock in satisfaction of $9 million of the existing debt. These shares were issued to MCI WorldCom on September 27, 2000. Under the terms of the Standstill Letter with MCI WorldCom, as in effect on September 30, 2000, Telemonde agreed to repay all of its existing non-equity debt to MCI WorldCom, with (i) $2 million due on September 29, 2000, (ii) $2 million due on November 30, 2000, and (iii) the balance of the existing debt plus all accrued interest due on December 31, 2000. Under the terms of the Standstill Letter in effect on September 30, 2000, if Telemonde failed to pay the installments due on September 29, 2000 and December 31, 2000, an additional $1 million and $1.9 million, respectively, would become due and payable to MCI WorldCom. Since September 30, 2000, we have renegotiated the repayment terms with MCI WorldCom. The $2 million payment due and not paid on September 29, 2000 now will be due on November 30, 2000. The additional $1 million payment originally due if the September 29, 2000 payment were not timely made is now due on November 30, 2000. In the event Telemonde fails to discharge or repay the outstanding debt by December 31, 2000, then Telemonde must (x) pledge to MCI WorldCom, by January 7, 2001, a number of shares of Telemonde common stock valued at 150% of the then-outstanding balance of the debt, and (y) issue to MCI WorldCom, by January 31, 2001, $2 million of shares of Telemonde common stock.

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

Overview

We are an international communications company that has developed an on-demand international network. Over this network we offer a broad range of services, including wholesale capacity (bandwidth), voice services and broadband (high-speed) Internet access and content delivery. Concurrently, we establish local joint ventures in developing world markets to offer intelligent network and Internet solutions (such as calling card services and voice-over-Internet-Protocol (VoIP) services), thereby expanding the global reach of our local partners and "loading" our networks with high value voice and data traffic.

We have expanded our geographic coverage in Europe, North America, Asia Pacific and the Middle East through the development of local facilities, the provision of customer networks and through contracted correspondent voice agreements.

We now offer our global customer base a comprehensive and integrated set of basic and value-added services:

 . Bandwidth provision and management services with flexible buy/lease contract terms
 . High-quality international wholesale voice services from London and New York via correspondent agreements
 . Local intelligent network services
 . Route management and advisory services
 . Carrier hotel and data center consultancy and facilities management services . Managed wholesale Internet transit services
 . High-speed internet content delivery and streaming services

Industry Trends

A number of key industry trends are emerging:

 . Oversupply of bandwidth in the European market

  It is estimated that current operational demand for bandwidth in the European market is 50 gigabits, current supply is 500 gigabits and the potential availability by mid-2001 will be 1000 terabits. However, capacity into emerging markets remains highly controlled and therefore priced at a premium.

 . Resilience in the value of international voice traffic

  The rate of decline has moderated for pricing of voice traffic to emerging markets, which remain predominantly monopolies. We have seen some major PTTs, such as VSNL, take robust action to prevent refile and bypass of the correspondent trading system.

 . Emerging global demand for carrier hotel and data centers and facilities management services for them.

  Ovum has forecast basic carrier hotel space to grow from 2.8 million square meters in 2000 to 10.5 million square meters by 2005. It is forecast that the proportion of available carrier hotel space used to provide facilities management services will grow by 2003 to be between 35% and 40%, driving higher revenues and margins per square meter of telecoms hotel space.

 . Emergence of broadband local access

  As broadband local Internet access becomes more widespread, the premium charged by providers for connectivity will decline. Merrill Lynch forecasts that by 2005 connectivity will account for only 56% of the value of broadband access pricing. This decline in the relative value of broadband access connectivity will require providers to increase the value that is delivered on-line through content services that are bundled into connectivity.

Telemonde is responding to these market trends by continuing to develop higher-margin services that address the market opportunities and ensure that we are able to maximize the value to Telemonde of the declining value of infrastructure upon which our services are offered.

Notwithstanding the above, the Company believes that bandwidth demand is expected to more than double in the next two years. This future growth of bandwidth demand will be met by the building of new cable infrastructure. This will be particularly visible in Western Europe and in the United States, where a significant number of cable systems will be brought into service within the next two years (including TAT-14, Flag-Atlantic, Level 3's Yellow System, Hibernia, and Southern Cross). As Asia progresses with liberalization of the telecommunications industry, we would expect to see the same broad pattern develop during the next five years.

We believe that following the sharp decline in market price in 1999, existing supply and demand are now better matched. However, demand volatility is still prevalent in the short term. Current prices are cost based to ensure that existing inventories are run down prior to new cable systems becoming operational. The future market pricing of bandwidth will be affected by any future imbalances between supply of capacity and demand for bandwidth and therefore by the timing of new generation cable systems.

These developments have impacted buyer behavior by shifting some purchase decisions away from outright capacity ownership (IRUs) to short-term leases (typically less than 1 year in duration), in anticipation of lower prices in the near future. Buyers are balancing the cost of purchasing short-term bandwidth to meet user-driven demand for bandwidth and service quality in a competitive market against a forward view of prices for IRUs on the new cable systems and delivery date expectations. We believe that the demand for bandwidth will be driven primarily from Internet Protocol (IP) based services and the growing availability of broadband capacity on the wireline and wireless access networks. This, coupled with the radically reduced cost of international bandwidth, will increase the demand for new high-speed data and Internet services over the next 18 months due to an abundance of high-quality, cost-effective bandwidth, particularly on transatlantic and intra-European routes. Services such as high capacity streaming video and content via the Internet, previously thought to be uneconomical, will develop rapidly as prices for the underlying bandwidth steps down to the next, technology driven, level.

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

Operating Risks

We have a limited operating history. Our financial information relates principally to a period in which we were obtaining trans-Atlantic capacity and were establishing our business and market presence. While we incurred $8.2 million in sales, $60.4 million in operating losses and $19.4 million negative operating cash flow from our inception through December 1999, the first nine months of 2000 evidenced a reversal of that trend. The Company recognized $32.6 million in revenue in the period from January 1, 2000 through September 30, 2000, which contributed to a $16.4 million operating loss and a modest operating cash flow of $0.7 million.

While we are encouraged by the results for the first nine months of 2000, we are continuing to establish our networks and expand our services. The continuation of this expansion could give rise to operating losses and negative cash flows in the future. The magnitude of these operating losses and negative cash flows will be affected by a variety of factors, which include:

 . The ability to put in place working capital facilities and to increase our capital base.
 . The rate at which we add new customers and the prices those customers pay for our bandwidth and Internet services.
 . The mix of our business, including, among other factors, the proportion of capacity sales compared to leases and short term rentals we sell to our customers.
 . The ability and cost to obtain transatlantic and other bandwidth capacity, in particular the cost of bandwidth under the major supplier agreements currently under re-negotiation.
 . Customer payment terms where customers require a deferred payment plan for their purchase of capacity from us.
 . The ability to predict demand for our networking and other related services, including but not limited to our telehousing facilities.
 . The ability of our local relationships in emerging markets to support our customers and meet our obligations.
 . The rate at which we can expand our customer base and services mix.
 . The completion of our planned networks and infrastructure and the expansion of our networks generally, with completion being achieved by currently expected completion dates.
 . General economic, financial, competitive, legislative, regulatory, licensing, and other factors that are beyond our control.

We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs principally from sales and the issuance of debt and the proceeds from sales of shares of common stock. However, we cannot guarantee that liquidity will continue to be sufficient from these sources and others to sustain the business.

The transition from a progressing early stage company to an operating company places significant demands on our management and operations. Although our senior management team has substantial industry knowledge and experience, this team has been built up during the course of 1999 and the early part of 2000, and has only recently been completed. We are in the process of expanding the management and operational capabilities necessary for this transition. Our ability to manage this transition successfully will depend on, among other things:

 . expanding, training and managing our employee base, including attracting, retaining and motivating highly skilled personnel;
 . creating customer interface and operations, administrative and maintenance systems;
 . procuring terrestrial capacity to provide connectivity to inland cities.

EquiTel was formed in late 1998, signed its initial customer contracts in 1999 and still needs to be fully integrated into Telemonde. Although we expect EquiTel's intelligent network services to contribute to our revenue stream and initially contribute start-up losses and/or modest profitability towards the Company's bottom line in the future, our operations relating to the pre-paid card business face a number of risks, which include:

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

We will derive substantial revenues from international operations, and a key element of our business strategy is to expand our operations in international markets. Accordingly, our business is subject to certain risks inherent in international operations. These risks include:

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

There can be no assurance that we will succeed in developing all or any of these capabilities or effectively manage the business risks, and any failure to do so could have a material adverse effect on our results of operations.

Revenues

Sales for the three months ended September 30, 2000 totaled $(5.4) million compared with $0.6 million for the three months ended September 30, 1999. The current quarter's sales reflect a $10.2 million downward adjustment on a sale previously recorded in the first half of 2000. This downward adjustment was required due to a recent adoption of longer term, installment basis payment terms than originally anticipated with this customer. Net of this adjustment, the current quarter's sales would have been $4.8 million.

The principal reason for the rise in revenues (viewed on a basis prior to the recent downward adjustment) for the three months ended September 30, 2000 chiefly can be attributed to: (1) the normalization of prices in the transatlantic bandwidth capacity industry after its rapid decline in 1999; (2) the increase in international switched voice traffic generated through our global correspondent relationships; and (3) the expansion of our consultancy program to cover advisory services relating to the development of carrier hotels in Europe and Asia. Customers were reluctant to purchase capacity while prices were falling (and we were unable to sell capacity profitably until we had renegotiated terms with our suppliers) but have now gone ahead and procured bandwidth in an environment whereby supply and demand are more equalized. However, demand volatility is still prevalent in the short term.

A relatively small number of customers currently account for a significant amount of our total revenues. In our overall businesses three customers accounted for approximately 90% of our revenues in 1999. In the first nine months of 2000, nine customers accounted for approximately 90% of our revenues. Although we intend to expand our customer base as our business grows and through acquisitions, this dependence on a relatively small number of customers may continue for the foreseeable future. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if (1) our customers build their own facilities, (2) our competitors build additional facilities, or (3) our customers are involved in further consolidations in the telecommunications industry, we could experience a reduction in the use of our services, which could have a material adverse effect on our business.

To offset the possible impact of future bandwidth capacity market fluctuations, we have diversified our revenue streams through the acquisition of EquiTel, the creation of a new wholesale switched voice services revenue stream, the formation of telemonde.net S.A. and the expansion of our consultancy unit to cover advisory services relating to development of carrier hotels. We believe that these businesses will contribute to our revenue stream and initially contribute start-up losses and/or modest profitability towards the Company's bottom line during the later part of 2000 and into the early part of 2001.

Results of Operations

For the three months ended September 30, 2000 compared with the three months ended September 30, 1999

Sales decreased $6.0 million from $0.6 million for the three months ended September 30, 1999 to $(5.4) million for the three months ended September 30, 2000. Bandwidth capacity and leasing sales decreased $10.1 million from $0.1 million in the three months ended September 30, 1999 to $(10.0) million in the three months ended September 30, 2000. The decrease in bandwidth capacity and leasing sales can be attributed to a $10.2 million downward adjustment (from a prior first half 2000 sale) due to a recent adoption of longer term, installment basis payment terms than originally anticipated with this customer. Backhaul, maintenance and recharge revenues remained unchanged from $0.5 million in the three months ended September 30, 1999 to $0.5 million in the three months ended September 30, 2000. Revenues from international switched wholesale voice services increased $2.0 million from $0.0 million in the three months ended September 30, 1999 to $2.0 million in the three months ended September 30, 2000. During the quarter, we delivered in excess of 18 million switched minutes for our customers through traditional correspondent routes and through a voice-over-Internet Protocol trial in association with Telecom Malaysia. We have also completed and have live customer traffic running over interconnects into Southern Europe and the Middle East. Advisory services and other sales increased to $2.1 million in the three months ended September 30, 2000 from $0.0 million in the three months ended September 30, 1999. The increase in advisory services and other revenue is primarily due to services rendered regarding the establishment of two third party co-location facilities and the Desertel joint venture. Revenues for both periods are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Cost of goods sold decreased $39.7 million from $41.4 million in the three months ended September 30, 1999 to $1.7 million in the three months ended September 30, 2000. The decrease in cost of goods sold is predominantly attributable to the writedowns of our bandwidth inventory, and our property, plant and equipment, network in the third quarter of 1999 to adequately reflect the severe decline in market pricing in that period partially offset by stronger gross profit margins on the advisory services revenue. Cost of goods sold are primarily attributable to the subsidiaries of Telemonde Investments Limited.

Selling, general and administrative expenses increased $1.9 million or 62% from $2.9 million in the three months ended September 30, 1999 to $4.8 million in the three months ended September 30, 2000. Staff costs increased from $0.5 million in the three months ended September 30, 1999 to $2.8 million in the three months ended September 30, 2000. The increase in staff costs is attributable to the fact that Telemonde Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited (now known as Iaxis Limited), to build infrastructure and staff, to a non-qualified stock option, non-cash compensation expense and to a non-cash compensation expense associated with stock options granted to certain employees as funded by shares from a current third party stockholder. Other selling, general and administrative expenses decreased from $2.4 million in the three months ended September 30, 1999 to $2.0 million in the three months ended September 30, 2000, primarily as a result of a decrease in legal and sales commission expenses partially offset by an increase in public company, marketing and Desertel joint venture costs.

Research and development expenses increased $0.3 million or 136% from $0.2 million in the three months ended September 30, 1999 to $0.5 million in the three months ended September 30, 2000. The increase results from a continued build-up of the Company's technological capabilities commensurate with the expansion of Telemonde's customer's worldwide network build out. In the first quarter of 1999, the Company's engineering staff was just beginning to be assembled and by the third quarter of 2000, it continues to grow predominately in London but also in Geneva as well.

Amortization of goodwill increased to $3.8 million in the three months ended September 30, 2000 from a relatively non-existent level in the three months ended September 30, 1999. Telemonde's goodwill is mostly attributable to the purchase of EquiTel late in 1999. The current quarter's expense includes a downward revaluation of the goodwill associated with the TGA Limited acquisition since the related individuals are no longer employed by the Company.

Financing costs decreased $2.6 million or 61% from $4.3 million in the three months ended September 30, 1999 to $1.7 million in the three months ended September 30, 2000. The decrease predominantly results from a smaller expense associated with warrant and/or potential share issuances involving Communications Collateral Limited debt in the third quarter of 2000 as compared to the third quarter of 1999.

Interest income decreased $0.1 million or 43% from $0.3 million in the three months ended September 30, 1999 to $0.2 million in the three months ended September 30, 2000. The decrease is primarily attributable to a decrease in income from sales interest on capacity sold on deferred payment terms partially offset by income earned on a temporary increased level of pledged cash and cash equivalents.

Interest expense decreased to $(0.4) million in the three months ended September 30, 2000 from $1.1 million in the three months ended September 30, 1999 due to a reversal of a planned third party financing of a particular customer's accounts receivable partially offset by borrowings that have materialized over the past few quarters for working capital purposes.

Net loss decreased to $(17.3) million in the three months ended September 30, 2000 from a net loss of $(49.1) million in the three months ended September 30, 1999. The decrease of $31.8 million of net loss arises principally from the greatly increased gross margins and increased other income partially offset by an increase in operating expenses.

For the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

Sales increased $26.8 million from $5.8 million for the nine months ended September 30, 1999 to $32.6 million for the nine months ended September 30, 2000. Bandwidth capacity and leasing sales increased $11.8 million from $3.7 million in the nine months ended September 30, 1999 to $15.5 million in the nine months ended September 30, 2000. The current nine month period results were affected by a $10.2 million downward adjustment (from a prior first half 2000 sale) due to a recent adoption of longer term, installment basis payment terms than originally anticipated with this customer. The increase in bandwidth capacity and leasing sales can be attributed to accelerated customer purchases in an environment whereby bandwidth supply and demand has begun to normalize. However, demand volatility is still prevalent in the short term. Backhaul, maintenance and recharge revenues increased $1.6 million from $2.1 million in the nine months ended September 30, 1999 to $3.7 million in the nine months ended September 30, 2000. The increase in backhaul, maintenance and recharge revenues reflects the fact that the Company experienced higher use on its established circuits during the first three quarters of 2000. Revenues from international switched wholesale voice services increased $5.4 million from $0.0 million in the nine months ended

September 30, 1999 to $5.4 million in the nine months ended September 30, 2000. During the first nine months of 2000, we delivered in excess of 36 million switched minutes for our customers through traditional correspondent routes and, more recently, through a voice-over-Internet Protocol trial in association with Telecom Malaysia. We have also completed and have live customer traffic running over interconnects into Southern Europe and the Middle East. Advisory services and other sales increased to $8.0 million in the nine months ended September 30, 2000 from $0.0 million in the nine months ended September 30, 1999. The increase in advisory services and other revenue is due to services rendered regarding the sale of a switching co-location business, the establishment of three third party co-location facilities and the Desertel joint venture. Revenues for both periods are overwhelmingly attributable to the subsidiaries of Telemonde Investments Limited.

Cost of goods sold decreased $23.4 million or 51% from $46.0 million in the nine months ended September 30, 1999 to $22.6 million in the nine months ended September 30, 2000. The decrease in cost of goods sold is predominantly attributable to the writedowns of our bandwidth inventory, and our property, plant and equipment network, in the third quarter of 1999 to adequately reflect the severe decline in market pricing in that period partially offset by higher cost of goods sold on our traffic and Desertel revenues and stronger gross profit margins on the advisory services revenue. Cost of goods sold are primarily attributable to the subsidiaries of Telemonde Investments Limited.

Selling, general and administrative expenses increased $7.5 million or 134% from $5.6 million in the nine months ended September 30, 1999 to $13.1 million in the nine months ended September 30, 2000. Staff costs increased from $0.8 million in the nine months ended September 30, 1999 to $6.3 million in the nine months ended September 30, 2000. The increase in staff costs are attributable to the fact that Telemonde Networks Limited was incorporated on February 16, 1999 to perform the sales and marketing functions previously undertaken outside the Company by Telemonde Limited (now known as Iaxis Limited), to build infrastructure and staff, to a non-qualified stock option, non-cash compensation expense and to a non-cash compensation expense associated with stock options granted to certain employees as funded by shares from a current third party stockholder. Other selling, general and administrative expenses increased from $4.8 million in the nine months ended September 30, 1999 to $6.8 million in the nine months ended September 30, 2000, primarily as a result of an increase in consultant fees, travel and public company expenses as well as a stock issuance expense for Telemonde's non-delivery of a DS-3 partially offset by EquiTel support costs incurred in the first nine months of 1999 and reduced legal expenses.

Research and development expenses increased $1.2 million from $0.4 million in the nine months ended September 30, 1999 to $1.6 million in the nine months ended September 30, 2000. The increase results from a continued build-up of the Company's technological capabilities commensurate with the expansion of Telemonde's customer's worldwide network build-out. In the first quarter of 1999, the Company's engineering staff was just beginning to be assembled and by the third quarter of 2000, it continues to grow predominately in London but also in Geneva as well.

Amortization of goodwill increased to $7.9 million in the nine months ended September 30, 2000 from a relatively non-existent level in the nine months ended September 30, 1999. Telemonde's goodwill is mostly attributable to the purchase of EquiTel late in 1999. The current nine month expense includes two downward revaluations involving an abandoned EquiTel joint venture in South Africa and the TGA Limited acquisition since the related individuals are no longer employed by the Company.

Financing costs decreased $5.7 million or 60% from $9.5 million in the nine months ended September 30, 1999 to $3.8 million in the nine months ended September 30, 2000. The decrease predominantly results from a smaller expense associated with warrant and/or potential share issuances involving Communications Collateral Limited debt in the nine month period of 2000 as compared to the nine month period of 1999 partially offset by funding facilitation fees in the first three quarters of 2000.

Reserve for doubtful debts decreased from $0.9 million in the nine months ended September 30, 1999 to $0.0 million in the nine months ended September 30, 2000. The provision in 1999 related to a capacity sale made by Telemonde International Bandwidth (Bermuda) Limited.

Interest income increased $0.1 million or 13% from $0.6 million in the nine months ended September 30, 1999 to $0.7 million in the nine months ended September 30, 2000. The increase is primarily attributable to income earned on a temporary increased level of pledged cash and cash equivalents.

Interest expense increased to $2.4 million in the nine months ended September 30, 2000 from $1.1 million in the nine months ended September 30, 1999 primarily due to the Company's inability to pay by September 29, 2000 the first installment due under the MCI WorldCom Debt Conversion Agreement.

Share of losses of associate increased from $0.0 million in the nine months ended September 30, 1999 to $0.4 million in the nine months ended September 30, 2000. The losses relate to start up costs attributable to Desert
Telecommunication Services LLC, a joint venture of EquiTel established in the Sultanate of Oman.

Net loss decreased to $(18.0) million in the nine months ended September 30, 2000 from a net loss of $(57.1) million in the nine months ended September 30, 1999. The decrease of $39.1 million of net loss arises principally from the greatly increased sales and gross margins partially offset by an increase in operating and other expenses.

Liquidity and Capital Resources

Telemonde's liquidity requirements arise from:

     . purchases and maintenance of bandwidth capacity and network equipment; . development of intelligent network platforms, which includes pre-paid calling cards and other value-added telephony services;
     .  development of our content delivery and streaming services;
     .  interest and principal payments on outstanding indebtedness;
     . net cash used in operating activities; and . acquisitions of, and strategic investments in, businesses.

Telemonde has satisfied its liquidity requirements to date through operating cash flows, vendor finance, short-term bridge financing, shareholder loans and equity subscriptions.

Net cash provided by operating activities was $0.7 million in the nine months ended September 30, 2000 compared to net cash used in operating activities of $20.0 million in the nine months ended September 30, 1999. The increase in net cash provided by operating activities was primarily due to lower losses, an increase in accrued expenses for uninvoiced bandwidth and content, an increase in expenses satisfied by issuance of stock and a static inventory level partially offset by an inventory reserve in the first nine months of 1999, a decrease in accounts payable and amortization of financing costs also in the first nine months of 1999.

Net cash provided by financing activities was $2.2 million in the nine months ended September 30, 2000 compared with $18.2 million in the nine months ended September 30, 1999. The decrease in short term notes for the current nine month period relate to repayments to Communications Collateral Limited, Kingsfame Investments Limited, The Atlas Corporation Limited and other investors partially offset by higher borrowings with Home Run Limited. The decrease in shareholder loans relates to the GestiBroker working capital infusion during the first nine months of 1999.

Telemonde's ability to meet its liquidity requirements is dependent on its ability to generate cash from operations and raise short term or permanent finance. While the Company incurred operating losses and negative operating cash flow from its inception through December 31, 1999, the first nine months of 2000 evidenced a reversal of that trend. However, Telemonde incurred a net loss of $11.7 million from its inception through December 31, 1998 and a substantial net loss of $61.1 million in the fiscal year ended December 31, 1999. On a pro forma basis, after giving effect to the acquisition of EquiTel, Telemonde would have had a net loss of $13.6 million in the inception period ended December 31, 1998 and $72.6 million in the fiscal year ended December 31, 1999.

We also expect to make capital expenditures over the next few quarters building our infrastructure, organizing our bandwidth and switched services businesses, developing our Internet content and streaming services, and developing our carrier hotels facilities management services. We hope to fund these expenditures from short-term bridge financing, vendor financing and from planned equity funding, as well as from proceeds of future sales. Our failure to obtain funding from any of the foregoing sources may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected with a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

We currently do not have the full capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects and could jeopardize our existence. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term credit facilities inevitably leads to pressure from suppliers, which weakens our commercial position. In addition, it could result and has resulted in formal events of default, which could endanger us if this supplier flexibility ceased to be available. This is a significant reason for our plan to seek substantial external equity and debt funding.

The independent auditors reported that the financial statements for the fiscal year ended December 31, 1999 were prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the fiscal year 1999 financial statements as reported in the Company's Annual Report on Form 10-K (as amended), Telemonde has incurred a net loss of $61.1 million. In addition, at September 30, 2000, total current liabilities exceeded total current assets by $63.9 million. These factors, and the others discussed in note 1 identified above, raise substantial doubt about the ability of the Company to continue as a going concern if it fails to raise additional debt and equity financing. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company fails to raise additional financing and cannot continue in existence.

We have incurred a high level of debt. As of September 30, 2000, Telemonde had $105.5 million in total liabilities, including:

     . $69.2 million to capacity suppliers relating to undrawn bandwidth. Undrawn bandwidth comprises transatlantic bandwidth capacity, which we have not yet drawn-down and taken delivery of, but to which we are committed to draw down at scheduled dates under the terms of Capacity Purchase Agreements with our suppliers. We are in discussions with our suppliers to reduce this level of commitment.
     .  $9.4 million to all other suppliers.
     . $2.8 million owed to Communications Collateral Limited under a Capacity Option Agreement.

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

We are in ongoing discussions with investment bankers for the potential provisioning of short-term debt and equity financing. We are in ongoing discussions with our capacity suppliers relating to undrawn bandwidth with a view to significantly reducing the level of undrawn bandwidth commitment. The amount of financing which is required to meet our commitments is significant. We cannot assure you that our ongoing negotiations and discussions will be successful. Failure to successfully complete our ongoing negotiations and discussions will not only impair our ability to develop our business but may also result in the termination of our operations.

Due to our lack of liquidity resulting from a decline in the market for wholesale fiber optic bandwidth, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements and have triggered events of default under our monetary obligations on a number of our material contracts. We have renegotiated our capacity purchase agreements with our two major suppliers, MCI WorldCom and Atlantic Crossing, and we are in discussions with MCI WorldCom about further renegotiation of our capacity purchase agreement.

MCI WorldCom Capacity Purchase Agreements. In December of 1998 and on March 31, 1999, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth Limited, entered into agreements for the purchase of five units (STM-1's) of bandwidth capacity on the Gemini network. Specifically, Telemonde acquired the IRUs in three units of capacity under the December 1998 agreement, and acquired the right for two additional units of capacity under the March 1999 agreement. Under these agreements, Telemonde is also required to pay annual maintenance charges. As a result of the significant decrease in bandwidth prices and the resulting difficulties in making bandwidth sales, Telemonde was unable to fulfill its obligations under these agreements, including being delinquent on its annual maintenance charges, resulting in an overall default to MCI WorldCom in the amount of approximately $26 million.

In light of these circumstances, Telemonde executed a Standstill Letter from MCI WorldCom on December 31, 1999 in which MCI WorldCom has agreed to refrain from
(a) taking any action to enforce payment of the sums owed to MCI WorldCom under the capacity purchase agreements; (b) taking any action to enforce or make a demand under any guarantee, indemnity or security related to the capacity purchase agreements; and (c) commencing any insolvency proceedings against Telemonde or any of its subsidiaries. The Standstill Letter was to expire upon the earlier of (i) the full payment of the sums owed under the capacity purchase agreements; (ii) June 8, 2000; or (iii) Telemonde's failure to comply with a number of terms and conditions, which includes the prohibition against the sale of assets, dividends and the borrowing of any additional funds without the signed written consent of MCI WorldCom's agent other than permitted borrowings. On May 11, 2000, July 25, 2000, September 19, 2000 and November 13, 2000,
Telemonde entered into Amendments No. 1, 2, 3 and 4, respectively, to the Standstill Letter. Under these amendments, MCI WorldCom, in part, extended the expiration date of the Standstill Letter.

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

On July 25, 2000, Telemonde entered into a Debt Conversion Agreement with MCI WorldCom. MCI WorldCom agreed to accept 15,766,792 shares of Telemonde common stock in satisfaction of $9 million of the existing debt. These shares were issued to MCI WorldCom on September 27, 2000. Under the terms of the Standstill Letter, as amended, Telemonde also agreed to repay all of its existing non-equity debt to MCI WorldCom, with (i) $5 million due on November 30, 2000, and
(ii) the balance of the existing debt plus all accrued interest due on December 31, 2000. If Telemonde fails to pay the installments due on December 31, 2000, an additional $1.9 million will become due and payable to MCI WorldCom. In the event Telemonde fails to discharge or repay the outstanding debt by December 31, 2000, then Telemonde must issue to MCI WorldCom by January 31, 2001 $2 million of shares of Telemonde common stock and must provide to MCI WorldCom by January 7, 2001 a pledge of shares of Telemonde common stock valued at 150% of the then outstanding balance of the debt. We are in ongoing discussions with MCI WorldCom regarding the rescheduling of the outstanding debt.

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

It is the opinion of Telemonde's management that the ongoing negotiations with Atlantic Crossing will lead to a successful conclusion of the outstanding default and provide Telemonde with a much more flexible supply contract. If we remain in default, Atlantic Crossing could foreclose on our capacity and other assets of Telemonde Bandwidth (Bermuda) Limited up to the value of the amount owed to them.

Gemini Capacity Purchase Agreement. On April 3, 1998, Telemonde, through its now wholly owned subsidiary Telemonde International Bandwidth (Bermuda) Limited, purchased Indefeasible Rights of Use relating to transatlantic capacity from Gemini Submarine Cable System Limited. Specifically, Telemonde agreed to acquire up to a maximum of STM-16. Due to a subsequent and rapid decline in the market for wholesale telecommunications bandwidth, the capacity sale agreement was amended by five letter agreements dated January 27, April 16, April 22 and November 5, 1999 and April 30, 2000. These amendments provided that an IRU for only one (1) STM-1 would be acquired, and a second STM-1 would be leased for a lump sum payment plus monthly payments for a three-month period ending July 16, 1999. Further negotiations between the parties provided that the lump sum payment would fall due on October 7, 1999 in the form of two promissory notes. Telemonde has paid Gemini the full balance owing for the IRU relating to the first STM-1. However, Telemonde has not fulfilled its obligations under two original promissory notes in the amount of $2.7 million. Although this default gives Gemini the right to immediately terminate the Indefeasible Rights of Use, Gemini has not done so as of the date of this filing. Furthermore, such a termination would not substantially effect Telemonde's bandwidth sales contracts, as it only has one customer operating on the Gemini network under this particular capacity purchase agreement, and this customer is protected under the agreement with Gemini.

On July 6, 2000, in exchange for Gemini's agreement not to exercise its rights of termination before September 30, 2000, Telemonde agreed that it would pay Gemini $0.1 million per month in July, August and September 2000. The outstanding Gemini balance totaled $2.5 million at September 30, 2000. The September 2000 payment under the above agreement was made in early October 2000. On October 27, 2000, Telemonde and Gemini agreed to mutually acceptable payment terms to the end of 2000 in order to continue to effectively deal with the current outstanding balance.

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

On August 14, 1999, Communications Collateral Limited exercised its option to require Telemonde to repurchase the capacity. Telemonde was unable to complete this repurchase. As of September 30, 2000, $2.8 million is owed to Communications Collateral Limited. As a result, Communications Collateral Limited has the right to foreclose on essentially all of the assets of Telemonde Investments Limited, including its ownership interests in the three subsidiaries of Telemonde Investments Limited, all of the assets in any of the foregoing subsidiaries, including their rights under Telemonde's bandwidth sale contracts; and any ownership interest the foregoing subsidiaries might have in any other Telemonde entities until the default is cured. The amount of the foreclosure, however, would not have exceeded the amount of the indebtedness.

Liabilities at September 30, 2000. As of September 30, 2000, Telemonde had $105.5 million of total liabilities. This included $62.9 million owed to capacity suppliers relating to undrawn bandwidth and $2.8 million owed to Communications Collateral Limited. As of September 30, 2000, we therefore had incurred events of default in respect of $65.7 million of the total liabilities.

We also had the following obligations, included in the total liabilities of $105.5 million at September 30, 2000:

     .  7.4 million in loans to Telemonde from Home Run Limited; and

     . $1.0 million in loans to EquiTel from Rhone Financial Indemnity Re Limited, repayable when EquiTel's resources permit.

At September 30, 2000 we had no material capital commitments. We intend to establish our own operations center, as described in the Network Section of Item 1 of the Company's 1999 Annual Report on Form 10-K. This will involve capital expenditures in respect of network equipment and connectivity. The intended sources of funds for these types of expenditures are described below.

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

                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

No securities of Telemonde which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by Telemonde during the third quarter of 2000, except as follows:

(a) On September 1, 2000, Telemonde issued 1,000,000 shares of its common stock to Challis International Limited as consideration towards investment advisory services and the facilitation of funding for the Company as part of an agreement between the companies. An exemption from registration is claimed under Section 4(2) of the Securities Act.

(b) On September 27, 2000, Telemonde issued 15,766,792 shares of its common stock to WorldCom in satisfaction of $9 million of Telemonde's existing debt obligations arising from bandwidth capacity purchase agreements with WorldCom. An exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2000, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (i) for the election of two nominees to serve as directors in Class I of the Board of Directors for a term of three years or until their respective successors are duly elected and qualified and (ii) for the ratification of Moore Stephens as the Company's independent auditors and accountants for fiscal 2000. The nominees were elected and the ratification of Moore Stephens as the Company's independent auditors and accountants for fiscal 2000 was approved. The results of the voting are shown below:

     Election of Directors:

                                                                        Votes Cast             Abstentions or
           Directors                           Votes Cast For       Against or Withheld       Broker-Non-Votes
           ---------                           --------------       -------------------       ----------------
   Paul E. Donofrio                             58,269,280               121,100                      0
   Count Gottfried A. von Bismarck              58,250,280               140,100                      0

     Ratification of Moore Stephens as the Company's independent auditors and accountants for fiscal 2000:

                                                                        Votes Cast             Abstentions or
                                               Votes Cast For       Against or Withheld       Broker-Non-Votes
                                               --------------       -------------------       ----------------
                                                58,338,280                15,400                    36,700

Adam Bishop and Miguel Tirado are in Class II of the Board of Directors and have been elected to serve as directors until the 2001 stockholder meeting. Kevin Maxwell and Mark Hollo are in Class III of the Board of Directors and have been elected to serve as directors until the 2002 stockholder meeting. Accordingly, Messrs. Bishop, Tirado, Maxwell and Hollo continued to hold office as directors following the 2000 stockholder meeting.

ITEM 5.  OTHER INFORMATION.

Effective as of October 31, 2000, Paul E. Donofrio, the Company's Executive Vice President and Chief Financial Officer, resigned from his employment with the Company to pursue other opportunities. However, Mr. Donofrio will remain as a member of Telemonde's Board of Directors until the annual meeting of the Company's stockholders in 2003. In connection with Mr. Donofrio's resignation, Mr. Donofrio and the Company executed a Termination of Executive Services Agreement, providing for the continuation of certain of Mr. Donofrio's benefits until certain dates. A copy of the Termination of Executive Services Agreement is attached as Exhibit 10.15 hereto.

Following Mr. Donofrio's resignation, Telemonde named Alan Thompson, its Corporate Controller, to the position of Executive Vice President, Finance. With the assistance of Mr. Thompson, Mr. Donofrio will continue to work with Telemonde's representatives on an occasional "as-needed" basis regarding certain tasks identified in the Termination of Executive Services Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

(b) On September 19, 2000, Telemonde filed a Current Report on Form 8-K reporting under Item 5 that Telemonde had completed certain negotiations with WorldCom involving: (i) the rescheduling of approximately $26.3 million of Telemonde's debt obligations to WorldCom; and (ii) the acceptance by WorldCom of 15,766,792 shares of Telemonde common stock in satisfaction of $9 million of the existing debt.

                                  SIGNATURES
                                TELEMONDE, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                TELEMONDE, INC.

Date:  November 14, 2000        By:/s/ Adam N. Bishop
     ---------------------         -------------------------------
                                   Adam N. Bishop, President and
                                   Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  -----------

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

3.2*                By-Laws of Telemonde, Inc.

4.1*                Form of Common Stock Certificate.

4.2* Registration Rights Agreement between Telemonde, Inc. and Communications Collateral Limited, dated September 1, 1999.

4.3* Registration Rights Agreement between Telemonde, Inc. and Atlantic Crossing, Ltd. dated August 25, 1999.

4.4+ Registration Rights Agreement, dated September 19, 2000, by and among Telemonde, Inc., MCI WorldCom Global Networks U.S., Inc. and MCI WorldCom Global Networks Limited.

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

10.4(a)*            Schedule of Employees covered by Form of Employment
                    Agreement.

10.5* Capacity Sales Agreement between Gemini Submarine Cable System Limited and Telemonde International Bandwidth (Bermuda) Limited, April 3, 1998.

10.5(a)* Promissory Note from Telemonde, Inc. to Gemini Submarine Cable System Limited, dated August 27, 1999 for $1,300,000.

10.5(b)* Promissory Note from Telemonde, Inc. to Gemini Submarine Cable System Limited, dated August 27, 1999 for $1,400,000.

10.5(c) Letter Agreement, dated October 27, 2000, from Gemini Submarine Cable System Limited to Telemonde International Bandwidth (Bermuda) Limited.

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

10.8(c)****         Amendment No. 1 to MCI WorldCom Global Networks U.S., Inc.
                    Standstill Letter, dated May 11, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited and Telemonde
                    International Bandwidth Limited.

10.8(d)****         Pledge Agreement, dated May 2, 2000, by and between Fastfirm
                    Limited and MCI WorldCom Global Networks U.S., Inc. on behalf of itself and MCI WorldCom Global Network Limited.

10.8(e)+ Debt Conversion Agreement, dated July 25, 2000, by and among Telemonde, Inc., MCI WorldCom Global Networks U.S., Inc. and MCI WorldCom Global Networks Limited.

10.8(f)+            Amendment No. 2 to MCI WorldCom Global Networks U.S., Inc.
                    Standstill Letter, dated July 25, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited, Telemonde International Bandwidth Limited.

10.8(g)+            Amendment No. 3 to MCI WorldCom Global Networks U.S., Inc.
                    Standstill Letter, dated September 19, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited, Telemonde International Bandwidth Limited.

10.8(h)             Amendment No. 4 to MCI WorldCom Global Networks U.S., Inc.
                    Standstill Letter, dated November 13, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited and Telemonde International Bandwidth Limited.

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

10.14***            Executive Services Agreement by and between Telemonde, Inc.
                    and Paul E. Donofrio, dated February 22, 2000.

10.15 Termination of Executive Services Agreement by and between Telemonde, Inc. and Paul E. Donofrio, dated as of October 31, 2000.

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

99.3* Term Sheet for the purchase of 16% to 51% of DeserTel, dated November 8, 1999.



* Previously filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 15, 1999.

** Previously filed as an exhibit to the Company's Registration Statement on Form 10/A-1, as filed with the SEC on March 3, 2000.

*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2000.

**** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.

+ Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 19, 2000, as filed with the SEC on September 21, 2000.