Form 10-K
period 2000-12-31
TELEMONDE INC
filed 2001-04-02
CIK 1098387

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Fiscal Year Ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from           to

                       Commission file number: 000-28113

                               ----------------

                                TELEMONDE, INC.
            (Exact name of registrant as specified in its charter)

                          Delaware                           62-1795931
      (State or other jurisdiction of incorporation or      (IRS Employer
                       organization)                    Identification Number)

             230 Park Avenue, 10th Floor, New York, New York 10169
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (646) 435-5645

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value Per Share
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  As of March 1, 2001, Telemonde, Inc. had outstanding 103,789,652 shares of common stock, $.001 par value per share.

  The aggregate market value of Telemonde, Inc. common stock held by nonaffiliates of Telemonde, Inc., was $17,567,295 as of January 30, 2001 (based on January 30, 2001 closing stock price of $0.3125/share).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TELEMONDE, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
 PART I...............................................................     1
         ITEM 1.  BUSINESS...........................................      1
         ITEM 2.  PROPERTIES.........................................     21
         ITEM 3.  LEGAL PROCEEDINGS..................................     22
                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         ITEM 4.  HOLDERS............................................     22

 PART II..............................................................    22
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................     22
         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...............     24
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS................     25
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK........................................     31
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........     32
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE................     32

 PART III.............................................................    32
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.........................................     32
         ITEM 11. EXECUTIVE COMPENSATION.............................     32
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.........................................
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....     32

 PART IV..............................................................    33
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 10-K...............................     33

FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are any statements other than those relating to historical information or current condition, including without limitation, statements regarding future margin performance, customer retention capabilities, future revenues, strategy, and pricing of services. Forward-looking statements can often be identified by the use of forward-looking words such as "believes," "estimates," "expects," "intends," "may," "will," "should," or "anticipates". In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements also may be included in various filings that we have made or may make with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers.

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

ITEM 1. BUSINESS

  You should read this description of our business together with our Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related notes appearing elsewhere in this Annual Report.

Introduction

  We are an international communications business that offers telecommunications and related services.

  We have five principal areas of business: the sale and management of telecommunications bandwidth, including the provision of internet transit services; switched voice services--both wholesale switching of international traffic and international route management; the provision of intelligent network services in emerging markets; Internet and related services (including content and streaming services) and telecommunications advisory services. Our customers include leading global telecommunications carriers, public telephone operators in developing countries, Internet service providers, multimedia service providers and telecoms hotel developers. We seek to capitalize on the increasing demand for high quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation, the growth of voice, video, data and Internet traffic and the increase in the amount of co-location space (space where telecommunications operators house their networking equipment within telecoms hotels) required in various parts of the world.

  Various of our services are supplied to customers in emerging markets or customers that wish to develop their services in emerging markets. We consider an emerging market to be a market where the telecommunications industry can be described as underdeveloped. An underdeveloped telecommunications industry is one that lacks the level of technological infrastructure or expertise as is prevalent in developed countries. Often this relates to countries where the state continues to own the public telephony operator and competition is limited. Emerging markets evolve from markets with strict barriers to entry for example as a result of a particular political regime. Geographically such markets can be found in Eastern Europe, Africa, the Middle East, Asia-Pacific and Central and Latin America.

PRODUCTS AND SERVICES

 Bandwidth Services

  Managed Bandwidth

  We offer managed broadband (high-capacity) bandwidth services on terrestrial and satellite telecommunications systems across the globe. Our customers use our broadband services as part of their underlying transmission networks to carry data, voice, Internet and video traffic on behalf of their customers. We liken our broadband services to freeways in that we provide the facilities to allow customers to move traffic from A to B.

  We have ownership rights in certain transatlantic cable systems (Global Crossing's AC-1 system and the Gemini system) that form part of our backbone network. We then lease or sell-on this capacity to our customers as part of our managed bandwidth product portfolio. We also have long-term leasing arrangements in other global cable and satellite systems that form part of our customers' network solutions. Among others, we have leased capacity on the GTS network and SEA-ME-WE-3, a consortium cable system between Europe and the Far East.

  As an independent provider of bandwidth services we are not tied to a single cable system or cable supplier and are therefore able to offer a range of products and options including:

  .  Simple point-to-point circuits.

  .  Complex networks.

  . Speeds of 45 megabits (mbps), 155 mbps and 622 mbps on all major cable systems.

  . Flexible contract options from 6 and 12 month lease terms to full lifetime "indefeasible rights of use" ownership rights on cable systems (known as IRUs).

  .  Flexible commercial terms and financing options.

  . End-to-end network monitoring of all facilities and automatic re-route capabilities in the event of a failure.

  .  Full installation project management and in-service customer care.

  . Optional service level guarantees covering installation and on-going service.

In addition to providing the underlying bandwidth services, we also provide additional facilities for our customers under a one-stop-shop arrangement. Services include:

  . Co-location services--sourcing and establishing facilities for our customers to house their equipment in cities where they may or may not have a presence.

  . Provision and maintenance of peripheral end-user equipment outside of our core services that allow our customers to establish connections with their customers and suppliers.

  .  Internet transit connectivity--see below.

  . Management Services--providing personnel to monitor and manage customer equipment.

  Internet Transit Connectivity

  An integral part of our bandwidth services portfolio is Internet transit connectivity allowing our customers direct and uncongested access to the global Internet. Through our relationships with Internet backbone providers, such as E-Bone a division of Global Telesystems (GTS) and Genuity, we are able to offer our customers high quality, broadband access to hundreds of Internet service providers (ISPs) across Europe and North America, as well as access to web sites and multi-media services.

Specifically we offer:

  .  Capacity from 2 mbps to multiple 155 mbps.

  . Non-overbooked services (capacity services to enable high-bandwidth applications).

  . Transit arrangements in Europe and North America to allow faster connections to the Internet.

  .  Service level guarantees and monitoring facilities.

  . Broadband access (including bandwidth services) over virtually any undersea cable system.

 Voice Services

  Wholesale Switched Minutes

  We offer wholesale-switched voice traffic services, being the collection, transportation and delivery of telephone calls on a local, long distance and international basis, which meet internationally recognized standards. We focus on providing high quality services by interconnecting our network with the networks of other carriers, principally through dedicated circuit connections. Our customers are leading international telecommunications carriers and public telephone operators.

  We seek to enhance our customers' margins by carrying their switched minutes at highly competitive rates. We achieve a low cost base through direct agreements and dedicated physical connections with our suppliers (who are also public telephone operators, principally in emerging markets). Our wide range of carrier customers provide us with relatively constant volumes on our direct routes. We are able to maximize the utilization of our equipment and network, allowing us to minimize costs.

  We operate by way of correspondent agreements including our own direct infrastructure into Asia, the Middle East and southern Europe. We have switching platforms in New York and London, where customers that wish to buy minutes from us interconnect their telephony systems with ours. We provide our services to over 200 countries.

  We offer Internet Protocol (IP) supported telephony services (also known as Voice over IP or VoIP) on selected routes into Asia. We are working with a number of partners to provide end-to-end services between Europe and Asia based on VoIP technology. We believe that the high quality that we will be able to offer and our lower costs will attract more customers to our services.

  International Route Management

  Our international route management services involve the development of operating agreements with the public telephone operators of our chosen markets for delivery of international traffic both in and out of those countries. Our route management activities utilize unsold and available bandwidth and provide us with access to competitive traffic termination in those markets.

In addition to basic switched voice services, we provide enhanced route management services such as:

  . Development of routes for licensed international operators or emerging operators in newly liberalized markets, who have retail services but no international wholesale facilities. We believe that the possibility of obtaining increased margins makes this service attractive to those operators.

  .  Development of inbound settlement payment processes.

  . Counter-balancing the impact of re-origination (the transfer of international traffic via a third party carrier).

  . Connection services that allow access between traditional operators and new licensees in liberalized markets, to enable our customers to enhance their margins and volumes.

  . Development of resale opportunities for traditional operators in liberalized markets (principally Europe and North America) from the establishment of in-country wholesale facilities to billing and routing options.

 Intelligent Network Services in Emerging Markets

  Our intelligent network services include complete telephony calling card services with all the necessary surrounding support services, such as marketing and distribution, tariff models and traffic management. The calling card technology platform can also be used to provide enhanced services, such as voice mail, fax mail, prepaid mobile calls, premium rate services, short message services, intelligent routing and single number services.

  Intelligent network services are well developed in the liberalized markets but have rarely been deployed in most emerging markets. Such services are attractive to the public telephone operators in emerging markets as they offer significant opportunities for increasing revenues and enhancing profitability.

  We generally operate in emerging markets by the creation of a joint venture entity with a strategic local partner. The joint venture entity then works with the public telephone operator to deliver our intelligent network services into that particular market. For example, as part of our DeserTel joint venture, we are providing pre-paid calling cards in Oman and have a relationship with OmanTel, the Omani public telephone operator. The cards are marketed and distributed in the Muscat region.

 Internet Services

  Through our wholly owned Swiss-based subsidiary telemonde.net s.a., we offer a range of specialist Internet services aimed at ISPs and broadband access providers (BAPs). We are currently building the capability to acquire a range of content (covering a number of subject areas from mainstream to niche content) that we will process to enable us to provide the following to our customers:

  .  One-stop-shop content acquisition, processing and delivery services.

  . Broadcast TV channels and content that can be delivered over the Internet to end-users.

  .  On-demand video and audio content delivery capabilities.

  We offer these services to existing ISPs (which can be based anywhere in the world) and to newly emerging BAPs that are principally rolling-out in the North American and European markets which are those offering high-speed connectivity over advanced technologies such as ADSL.

  Our customers can utilize our services and pass them on to their end user customers either through existing low-speed (narrow band) telephone services or through newer high-speed access methods (such as ADSL) allowing higher quality solutions to be offered such as:

  .  Full screen video via a personal computer.

  .  CD quality audio channels via a personal computer.

  .  On-demand content services tailored to target markets.

In addition we offer a full range of important features to compliment our content services, including:

  .  Content acquisition on behalf of clients.

  .  Digitization and encoding services.

  .  Content editing and programming tailored to customer requirements.

  .  Storage of content and delivery solutions.

  .  E-Commerce capabilities.

  .  Facilities management services including server hosting.

  .  Internet transit and systems support.

  Our flexible approach means that we are able to tailor our content and other services to fit our customers programming, advertising and broadcasting strategies. Our aim is to enhance the breadth of content that ISPs and BAPs can offer their end-users and, coupled with our e-commerce capabilities, assist in the revenue maximization of our clients' customer base.

 Advisory Services

  We offer a wide range of advisory services to a global client base, specifically:

  . Through our subsidiary EquiTel Communications Limited, we offer advisory services to public telephone operators in emerging markets, providing them with the management expertise and experience that we have gained in developed markets. We focus on providing support to senior executive officers and boards of directors in strategic and general business planning and the development of business plans and strategies in support of privatization, fund raising or joint venture developments.

  . Through our subsidiary MetroLinx Limited, we offer turnkey telecoms hotel solutions for clients, focusing principally in emerging markets. Telecoms hotels are used to house mission-critical communications services, including switching and routing equipment and cable terminuses. Co-location facilities are provided to customers either to rent small amounts of space to house their equipment on a short-term basis or for leasing larger facilities on long-term contracts. Customers for such services include global telecommunications operators, resellers, Internet companies, outsourcing firms, financial institutions looking to house back-up and disaster recovery systems, and small enterprises hosting Internet sites and applications services. We work with existing telecoms hotel operators and potential investors in such business, to assist with the rapid development of facilities in the emerging markets sector. We provide a complete package for operators and investors alike to enable them to develop telecoms hotel facilities. Our service includes:

    .  Country identification.

    .  Joint venture partner identification.

    . Assisting the preparation and negotiation of the joint venture itself.

    .  Site and building selection.

    .  Business, market and property feasibility analysis.

    .  Sourcing of power and fiber access.

    .  Identification of anchor tenants prior and during construction.

    .  Sales and operational support.

  We operate a shared risks and reward policy; thus, we adopt a flexible commercial approach to our business terms including fee-only success-based plus expenses, fee plus equity participation, and full equity-only participation.

  Our experienced senior management team and extensive emerging markets contacts allow us rapidly to deliver the key components necessary for the development of telecoms hotels. As operators move from the saturated markets of Western Europe and North America to emerging markets, we believe we will be able to capitalize on the experience we have accrued and thus to be a major force in this field of advisory services.

DEVELOPMENT OF BUSINESS

  We commenced operations in 1998 through subsidiary companies that are now wholly owned. We generally conduct our business through the following wholly owned subsidiaries:

Bandwidth Services    : Telemonde Networks Limited/Telemonde Investments Limited
Voice Services        : Telemonde Networks Limited
Emerging Markets      : EquiTel Communications Limited
Internet Services     : telemonde.net s.a.
Advisory Services     : Telemonde Inc/Equitel Communications Limited/MetroLinx Limited

  We were formed on March 10, 1998 as Telemonde Investments Limited, a British Virgin Islands company. We began to purchase and sell trans-atlantic bandwidth through various wholly owned subsidiaries in April 1998. Pac-Rim Consulting, Inc., a dormant shell company with no operating history but listed on the NASD Over-the-Counter Bulletin Board acquired Telemonde Investments Limited on May 14, 1999. It subsequently changed its name to Telemonde, Inc. On November 9, 1999, Telemonde, Inc. became a Delaware corporation.

  For historical reasons we use certain Bermudan and BVI subsidiaries owned via Telemonde Investments Limited for the resale of bandwidth. We control 75% of Desert Telecommunications LLC (DeserTel), a company registered in Oman, which provides network services in Oman.

  To expand our operations and to diversify into other areas of the telecommunications business in August 1999 we acquired TGA (UK) Limited, a company providing switched telecommunications services and in November 1999 we acquired EquiTel, a company providing telecommunications route manage and intelligent network services mainly to emerging markets.

  In August 1999, we established telemonde.net to develop our Internet services.

  In September 2000, we established MetroLinx to provide a focus for our advisory services specifically in the telecoms hotel market, an area in which we have been increasingly active.

  During the course of 2000, we focussed less on our traditional core business of bandwidth purchase and sale and, in light of current market conditions with the excess of bandwidth in the market, determined not to expand our network. We therefore concentrated on our advisory service businesses, our operations and development in emerging markets and our specialized voice services while continuing to supply and source bandwidth, for existing customers and where opportunities arose.

  Our Principal Operating Companies


                                Telemonde, Inc.

   ----------------------------------------------------------------------

    100%            100%                100%              100%             100%
 Telemonde        EquiTel           telemonde.net       MetroLinx        Telemonde
 Networks      Communications           s.a.             Limited        Investments
  Limited         Limited                                                 Limited

                    75%
                  DeserTel
               Communications
                    LLC

MARKETS

 Bandwidth

  The demand for network supported services and bandwidth is being driven by a complex relationship between:

  . The declining price of services due to competitive pressures and the associated impact on supply and demand.

  . New technologies, increasing customer choice and flexibility both for the transmission method used (wireline, wireless, satellite and cable) and the services accessed (quality, price, speed and convenience).

  . New technologies reducing the cost of infrastructure (often expressed by way of Intel founder George Moore's dictum known as Moore's Law: the number of transistors on a chip doubles every 18 months). This increase in processing power has been used to enhance the bandwidth available on existing cable systems. This directly impacts the services and applications that can be accessed (for example, e-commerce, streaming video, multi-media, e-mail attachments, graphics and web casting).

  The overall impact has been to create a significant increase in demand for bandwidth and related services. Level 3 Communications forecasts that transatlantic demand will be 6,000 gigabits (gbps) by 2005. At the end of 1999, cumulative transatlantic requirement was 90 gbps.

  The Federal Communications Commission recorded a growth in the amount of international circuit capacity offered by US carriers of 40% between 1997 and 1998.

  The increase in available capacity has added to the decline in price for telecommunications traffic and the continued growth of the market for telecommunications services. A 9.8% growth took place in 1999, 9.4% in 2000 and growth of 7.9% is predicted for 2001.

  We plan to maintain and grow our presence in the bandwidth market, both by offering bandwidth services primarily to existing customers as well as by packaging bandwidth with other services to enable us to offer bandwidth as part of an integrated service package.

 Voice

  The international switch voice market is undergoing substantial growth. The forecast for international traffic in 2001 is 138 billion minutes of traffic. An annual growth of 12-16% is predicted.

The projected strong growth is driven by a number of key factors:

  . Deregulation in emerging markets resulting in privatization of formerly state owned operators and the emergence of new competing operators.

  . Technological advancements and lower barriers to entry driving down price and stimulating demand.

  . Continued globalization of world economies creating increased communications needs.

  . Proliferation of high-quality undersea fiber-optic cable systems around the world improving quality to the end-user and increasing competitive pressures resulting in further price decline.

  As the international telecommunications market has responded to the forces upon the traditional correspondent trading market (where operators in different countries have had direct relationships and physical direct connections) the hubbing and refile market (where operators deliver traffic via third party operators and third party countries at a cheaper price rather than via a direct connection), has grown considerably.

  The operators in this market are seeking least cost routing capabilities for their international traffic. Our estimates for the size and value of the market in 2001 are of 45-50 billion minutes of traffic, with a value of between $9 billion and $10 billion.

  We believe that new operators will look to maintain maximum flexibility by using indirect third parties in order to evolve their commercial arrangements in line with the market and avoid commitments on direct routes in an unstable environment. We plan to grow our international wholesale voice business through existing and new relationships in emerging markets as well as continuing to provide services to existing wholesale customers.

 Emerging markets

  Emerging markets have high international voice value. Opportunities arise because in these countries there is generally still a monopoly provider, often government owned, and little competition. This generally results in high end-user pricing, resulting in the possibility for higher percentage margins and savings. This contrasts with the developed world where competition has driven down end user prices therefore reducing the opportunity for high margins. In 1998, while only 24% of international voice traffic originated from outside North America and Europe, this traffic accounted for a disproportionate amount of the market in value terms.

  Telecommunication services in emerging markets have the following basic characteristics:

  . Voice services at the retail and wholesale levels continue to carry a high value, and the resulting revenues are usually still the prime source of support for incumbent national carriers while they seek to expand and upgrade infrastructure.

  . Inbound traffic is being refiled around the incumbent operators, thereby reducing incoming settlement payments; a key source of investment finance.

  .  The growth potential for retail voice services is high.

  . Carriers have been restrained in introducing new "intelligent" services such as prepaid and post-paid calling cards, voicemail, conference calling, and toll-free and premium rate numbers.

  . Proven infrastructure exists, enabling low incremental investment to deliver unique products and services that, we believe, will enlarge the market.

  New services and products are being created through the supply of high margin services, such as value-added data, Internet and video services using tried and tested technologies and procedures.

  The decision to pursue a particular market is driven by (in order of priority):

  . Finding a partner that is able to manage the in-country relationships necessary to the business.

  .  The ability to repatriate profits.

  . Establishing that profitable business can be created for route management.

  . Establishing that clear market and cost base for intelligent network services can be defined and in-country people available to manage the services.

  We believe that significant opportunities exist in the emerging markets for the development of mutually beneficial telecommunications operations. We plan to continue expanding these activities.

 Internet

  The market opportunity available to us is demonstrated by the forecast growth in the number of Internet users and the increasing number of people using the Internet for e-commerce.

  The value of end-user e-commerce for Europe is forecast to grow from $9 billion in 1999 to $78 billion in 2002. This is the market upon which we will be focusing packaged content (voice, data and multimedia), via broadband access providers and the web enabled work environment.

  The total e-commerce market (consumer and business) for Europe is forecast at $199 billion in 2002. This is dominated by "business to business" process use. A key market to be addressed will be the European SMEs (small and medium enterprises), which total 15.6 million with 0-50 employees and 146,000 with 50-250 employees. The higher the take up on business to business e-commerce, the greater the opportunity for employee focus packaged content.

  This is a new and unconsolidated market place in which we plan to establish our position through innovation. We believe that content will drive demand. In addition, we have designed our service offerings to encourage both growth and usage and the demand for high-speed access, such as ADSL, in this market.

 Advisory Services

  The market for advisory services on a strategic corporate basis is based on our individual contacts and is therefore not subject to normal market dynamics. The development of our telecoms hotel advisory services is based on our view of the market need and the opportunity that exists to assist other companies to fulfill their aims and objectives.

  There is an increased demand for co-location space from telecoms carriers to locate their interconnection facilities and data-hosting hardware.

  It is forecast that the global market for telecoms hotels will grow at a compound annual growth rate of 30.5% from 2001 to 2006. The market is predicted to be worth $63.9 billion in 2006 with 10.5 million square meters of telecoms hotel space worldwide.

  . The US and Canada are predicted to dominate the market and will account for 42% of the total space in 2006.

  . Western Europe is identified as the second largest region with 24% of the total space in 2006.

  . The Asia-Pacific market will grow rapidly during this period and will account for 11% of the total space in 2006.

  . Central and Eastern Europe, with large markets in the Czech Republic, Poland and Hungary, will account for 6% of the total space in 2006.

  North America and Western Europe have provided the principal focus. These markets are becoming saturated, however, with capacity liable to exceed demand in the near future. Saturation is occurring primarily because a number of network operators, have themselves, entered this market. This over-supply is likely to lead to lower prices and margins.

  Little development, however, is occurring in emerging markets. This is an area where the requirement for co-location facilities available in telecoms hotels will be and is required by network operators.

  The development of the telecoms hotels market is a response to the following business drivers:

  . The number of market players requiring interconnection, following liberalization of the telecommunications market.

  . Increasing telecoms market competitiveness, as market distortions are exploited by niche operators and regulatory barriers reduced.

  .  Increasing demand for the Internet by all sectors.

  . Rapidly declining price for bandwidth, with open access, and the emergence of broadband access networks.

  .  Business outsourcing of IT services.

  The bulk of revenues from telecoms hotels will be generated by the provision of managed services and the hosting applications services within telecoms hotels.

STRATEGY

  Our strategy is to work with telecommunications network operators and telecommunications service providers to assist them in improving their efficiency, profitability and market positioning.

  Our positioning is supported by an indicative analysis of the business risks, costs of entry and profitability. We see a change from telecommunications services being offered on the traditional model of a time and distance (resource based) basis to a new focus on value (content based) services and pricing. We believe that our long-term value will be derived from the content traveling down telecommunications networks, not in the ownership of the network itself. Because of the abundance of network capacity and the consequent dramatic decline in prices, it is no longer our strategy to expand our network.

  We will continue to supply bandwidth to our customers as part of our network supported services and packaged content portfolio. We purchase this capacity on an IRU or lease basis for resale as our customers demand. Our strategy is to provide our customers with a single source for their bandwidth requirements whereby we can obtain the capacity, manage the supplier and provide a single point of contact. As such we can source networks from a myriad of suppliers and have the technical and operational personnel to oversee the installation and testing programs. We intend to continue to provide such services to existing and new clients.

  Our strategy is built upon a view of the evolving communications market comprizing:

  . A move away from the vertically integrated monopolies towards a specialization within one or two layers of the communications value chain.

  . A maturing of the on-line user market requiring a shift from attracting new users to competition for market share of the existing base of customers.

  . Technological development that will continue to see the expansion of bandwidth and the variety of access media available to end users, while reducing the unit cost of bandwidth.

  . A shift in the price proposition from time and distance (resource based) to value (content based).

  . The continued growth of the Internet as a business and consumer communications media.

  We believe that a highly complex and demand-led marketplace that cannot be "owned" and reintegrated is evolving in the telecoms market. This will lead to a two-tier structure:

  . A multitude of small businesses that address different aspects of the value chain.

  . Major corporate entities, the key competency of which is the aggregation and management of small businesses at the "leading edge" in addressing customer requirements.

  We believe that the future market will fragment into a small number of major components each with a different economic model. We are positioning ourselves in order to focus on our chosen components and to forge partnerships with others to create a complete service offering that will minimize cost and maximize competitiveness.

  Within each component it is likely that considerable consolidation will occur; however, new technology and a liberalizing regulatory environment will continue to encourage innovation and a constant challenge to incumbents.

  To meet this challenge and profit from these changing circumstances our focus will be on the following business areas:

  . Network infrastructure for the support of voice, data and Internet services providing integration and management services.

  . Intelligent network services in emerging markets--in particular focusing on being the commercial and technical facilitator of services.

  . Content packaging & distribution--focused on employee "in-work" services.

  . Advisory services primarily for the development of telecoms hotels in emerging markets.

  . Provision of facilities management and applications services in telecoms hotels in emerging markets.

  We intend to develop and operate a range of network supported services that enhances the market offering of our customers and sustains the right cost proposition to deliver effective operating margins for our customers.

  We seek to differentiate ourselves from our competitors by concentrating on the continual improvement of our network supported services in order to:

  .  Lower end user costs.

  .  Improve efficiency, functionality and productivity.

  .  Shorten lead times.

  . Provide our customers with unique capabilities (for example, "least cost routing opportunities" into emerging markets; content rights and packaged telecoms hotel joint venture opportunities).

  .  Value based pricing.

  It is our intention to retain value by taking equity positions in telecoms hotel joint ventures that we are involved in creating, thereby maintaining long-term growth potential.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

  We have included in this Annual Report financial information up to December 31, 2000. From our inception on March 10, 1998 to November 1999, our business consisted entirely of the sale of trans-atlantic bandwidth and the management of bandwidth through maintenance contracts with our customers. Following our acquisition of EquiTel in November 1999, we expanded our service offerings to include voice and emerging markets services. We have further expanded into advisory services. Other services include developing businesses such as Internet services. The segmental analysis is more fully discussed in note 17 of the Financial Statements and see "Item 6. Financial Information."

CUSTOMERS AND GEOGRAPHIC CONCENTRATION

  Our customers include leading international telecommunications carriers, public telephone operators in emerging markets, Internet service providers, media service providers and new entrants to the telecommunications market.

  Our business is global; while customers may have a specific geographic location, the services that we provide can be, and are, located anywhere in the world. During 2000, we have continued to expand our geographic coverage in Europe, North America, Asia Pacific and the Middle East through the development of in-country facilities, the provision of customer networks and through contracted correspondent voice agreements. We now offer a comprehensive and integrated set of basic and value-added services to our global customer base.

  We provide services to customers with principal places of business in Europe, North America, Asia-Pacific, the Indian sub-continent and the Middle East. Services are provided to these customers either within their own markets and countries or in other regions of the world, to enhance their international telecommunications capabilities. Our intelligent network services are specific to geographic markets through the formation of joint ventures with local partners.

  During 2000, we have expanded our customer base through the introduction of new products and services and the expansion of our sales force worldwide. We are now less reliant than we were in 1999 on a small number of customers accounting for a significant portion of our revenues. Three of our customers, JazzTel plc, a Spanish, facilities based telecommunications service provider; World Telecom Corporation, a US reseller of switched minutes and bandwidth services; and TransGlobal Network Services, a bandwidth risk management and trading company selling high-quality solutions to worldwide telecommunications operators, each accounted for more than 10% of our revenues in 2000.

  We have significantly developed our voice services business and have increased by four-fold the number of customers using our services. We have added the capability of allowing customers to access our facilities in New York, complementing and backing-up our existing switching facilities and infrastructure in London. We also have facilities and equipment in Oman and Malaysia to support voice contracts and services from these countries.

  Some of our arrangements with existing bandwidth and Internet customers do not provide any guarantees that they will continue using our services at current levels, although we are able to continue relationships with customers through the maintenance and management services we provide on long-term contracts.

  Our telecoms hotels advisory service, established during 2000, is reliant on a small number of customers for fees earned, however the work we undertook was in diverse geographic locations: principally, London, Sydney and Milan. During the latter stages of 2000, we executed contracts with two new customers, which we believe will develop into fee-earning opportunities during 2001.

  Our intention during 2001 is to expand our customer base across all our product lines and geographic regions to further reduce our reliance on specific customers or small groups of customers. We will continue to see a relative reliance on a fairly small number of customers for the foreseeable future as our new services develop.

ORDER BOOK

  As at December 31, 2000 we had customer orders in excess of $10 million principally for bandwidth and advisory services which we believe to be firm and which have not been included in our revenues in 2000. We believe that these services will be fulfilled in the quarter ending March 31, 2001. There are no seasonal or other material aspects of the backlog. We expect to receive in excess of $10 million of revenue during 2001 resulting from revenues derived from existing contracts, for example for operations, administration and maintenance payments.

  As at December 31, 2000 we had signed contracts with three global telecommunications carriers to provide voice services from our London facilities. While there is no guarantee of the number of voice minutes these customers will transmit via our network (due to the nature of this service), we believe that we will be carrying their voice traffic in early 2001. We believe that this will further enhance our customer base and reputation in this area.

  We have developed relationships with over 10 customers for our route management services for traffic to the Russian Federation, Eastern Europe and the Baltics, southern Europe, the Middle East, the Far East, and North and South America. We also operate a pre-paid calling card service in Oman. As at December 31, 2000, we were involved in the final stages of two bid processes to run intelligent network services in partnership with the incumbent telephone operator in the Indian sub-continent region. We believe that a decision will be reached during the first half of 2001. If we are successful in winning either or both of these contracts, we anticipate little impact on revenues in 2001 due to the start-up phase nature of the resulting joint ventures.

  As at December 31, 2000, through telemonde.net, we had secured a contract with an ISP that supports a number of classical music content and transaction services on the Internet. We were awarded the contract to install and host the services and began this process during December 2000. The web site was launched in January 2001, and we expect to see revenues during 2001.

  During the latter half of 2000 we secured a contract to offer advisory services to a global telecoms hotel and property development business. Under the contract, we provided strategic input to the development of telecoms hotels in the Asia-Pacific region and Europe. During the latter stages of 2000, we executed contracts with two other customers, which we believe will develop into fee-earning opportunities during 2001.

MARKETING

  We market our services to our customers through a variety of sales channels, as summarized below:

Direct Sales..... We market our principle products and services primarily through our direct sales force. As of December 31, 2000, our direct sales force was comprised of six full-time employees who focus on selling our services to long-distance carriers and resellers worldwide. In addition, we have a full-time sales consultant working in Spain. In addition to supporting a major customer, he is developing links with Latin-American business. We also have a full-time sales consultant based in the UK developing co-location and telecoms hotel sales leads to aid MetroLinx. Our sales force is trained to serve the sophisticated needs of our customers and is in charge of maintaining existing relationships and anticipating customers' needs. We currently have sales offices or representatives in New York City, London, Geneva, Paris and Madrid.

Sales Agents..... We have agreements with a number of independent sales agents who represent us or enhance our direct sales efforts on specific bids with target customers. We also use (as well as supply) bandwidth and voice brokerages that run services that match buyers with sellers of basic and commoditized services.

Media and         We use a variety of print and other media to increase our
Marketing........ name recognition and generate new customers. We have marketing programs that include our participation in targeted industry conferences, trade shows and seminar/speaker slots, as well as targeted distributions and mailings of marketing material.

PRINCIPAL SUPPLIERS

  Our principal suppliers are the companies that own and manage the various cable systems that we use to supply our services to our customers. These suppliers include WorldCom, Gemini Submarine Cable Systems and Global Crossing. In addition, we use multiple equipment manufacturers and vendors/value-added resellers to operate and maintain our systems and the services we supply to our customers. These include Alcatel, Marconi and Lucent.

COMPETITION

 Bandwidth

  The international wholesale bandwidth market is highly competitive, with pure arbitrage players playing less of a role in the market. Increased fiber and satellite capacity together with the introduction of new products and services, which have enabled substantial increase in transmission capacity, are contributing to a reduction in the cost and the current over-supply of bandwidth in many areas.

  We continue to meet demand for bandwidth from our customers as it arises. However, due to the collapse in the value of such services and the subsequent entry of cable suppliers selling directly to end users, we either use bandwidth as an infrastructure component of a higher value service or seek to provide value-added services such as supplier management.

  Competitors in the bandwidth market range from core cable suppliers such as Global Crossing, 360 Networks and Level 3, to bandwidth brokers and arbitrageurs such as Band-X, Enron and TGNS.

 Voice

  Considerable competition exists for the wholesale switching of international voice minutes. The successful operators in this market are those that have access to geographies with high wholesale termination prices for International inbound traffic and/or are able to develop reciprocal termination agreements.

  All tier one and tier two operators compete in this market (British Telecom, AT&T and WorldCom for example at one end of the scale and innumerable small operators at the other). The decline in rates offered by former incumbents coupled with deregulation allowing new market entrants has combined to increase the downward pressure on prices. This downward pressure is likely to continue. We believe that by focussing on a limited number of routes, for example where we have correspondent relationships, there will continue to be an opportunity for niche players such as ourselves.

 Emerging Markets

  Market entry remains difficult in emerging markets due to the highly regulated nature of these environments. Selective liberalization and the servicing of non-core market niches with the incumbent offers the opportunity to build a presence and relationship with the major operator.

  Competition for voice services in emerging markets is limited largely to traditional operators such as Cable & Wireless and private companies that have primarily entered into those emerging markets where in-country partnerships have not been required.

 Internet

  The market opportunity being addressed by us is comparable to the high-end Internet hosting business providing programming, editing, encoding, storage and the distribution of content and supplying all the required infrastructure and network services.

  This market remains fragmented with only two companies in the US market, the most advanced for the supply of Internet services, having greater than 10% share and the top ten companies combined accounting for less than 50%, as of the first half of 2000.

  These operators include AT&T, Genuity, PSINet, GlobalCenter, Digex, WorldCom, Qwest, and IBM Global Services. Many of these operators have a presence in Western Europe. While we expect to face significant competition, we also believe that there is a good opportunity for smaller players.

  The lack of market consolidation emphasizes the rapidly changing nature of the value proposition, providing considerable scope for flexible and innovative operators to establish high value niche businesses.

 Advisory

  By their nature advisory services are built upon personal relationships and the ability to meet the needs of particular clients.

  We work with a limited group of clients upon highly focused projects and market opportunities.

  We do not expect or experience competition for our services in this area.

GOVERNMENT REGULATION

  As an international telecommunications company, we are and will be subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of these laws and regulations, differ significantly among each of the jurisdictions in which we operate and intend to operate.

  With regard to our current operations, we have the necessary licenses which we believe are required to undertake our business and to implement our short-term plans. We hold a Public Telephone Operators License from the Department of Trade and Industry in the United Kingdom, where our international operations center and network infrastructure is based, and a Section 214 License in the United States of America.

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

  While non-dominant providers of domestic services do not require prior authorization from the FCC to provide service, non-dominant providers of international services must obtain authorization from the FCC pursuant to section 214 of the Communications Act. We were awarded an international resale license under section 214 on February 14, 2001. This allows us to: (1) be a facilities-based carrier; and/or (2) resell the switched services of other common carriers to provide international switched telecommunications services between the United States and international points; and/or (3) resell the private line services of other common carriers to provide: (i) non-interconnected international private line services between the United States and international points, and/or (ii) switched services to a country which the commission has determined provides equivalent resale opportunities to U.S. carriers.

  United Kingdom Regulations. The Telecommunications Act 1984 provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. In 1998, the UK regulatory framework was modified to bring it in line with EU requirements, in particular its provisions on licensing, interconnection, voice telephony and leased lines. The policy of the Department of Trade and Industry and Office of Telecommunications, the UK Regulator, is to grant telecommunications licenses to all operators who meet a transparent and pre-determined set of criteria. The majority of UK licenses are either registered to offer international simple voice resale services or hold an individual fixed Public Telephone Operator License.

  Telemonde Networks Limited was granted a fixed Public Telephone Operators License in December 1999. This permits us to offer a full range of fixed voice and data services using our own facilities or through leasing or interconnection of other operator facilities.

  Other Government Regulations. Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. In many countries where we operate, equipment cannot be connected to the telephone network without it being approved for connection. Therefore installation and operation of our operating platform or other equipment requires such approvals. Often this is by way of a type approval whereby the equipment is pre-approved for connection to a telecommunications network as being in accordance with relevant standards. In most jurisdictions where we conduct business, we rely on our local partner to obtain any requisite authority and to advise us of what services can be offered and what equipment connected.

EMPLOYEES

  At December 31, 2000, we employed a total of 49 persons. Of these, 7 are executive officers, 10 are in sales and marketing, 18 provide network support and customer services and the remainder perform administrative functions.

  We consider our relations with our employees to be good.

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

  We were organized in March 1998 and have a limited operating history. We have incurred operating losses and negative cash flow since our inception. From the date of inception to December 31, 2000 we have incurred losses of $75.4 million. Despite recognizing $77.8 million in revenues, we incurred a deficit on total stockholders' equity of $3.8 million for the period from March 10, 1998 through December 31, 2000. We may continue to incur losses and negative cash flow in 2001 as we expand our services and customer base.

  The continuation and size of our operating losses and negative cash flows in the future will be affected by a variety of factors, including:

  . The ability to put in place working capital facilities and to increase our capital base.

  . The rate at which we add new customers and the prices those customers pay for our services.

  .  The ability to predict demand for our services.

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

 Our business requires periodic amounts of capital expenditure and our existing working capital facilities may be insufficient to meet our needs.

  We expect to make periodic capital expenditures over the next few quarters in relation to our bandwidth and switched services businesses, investing in our Internet capabilities, expanding into emerging markets and building up our advisory services. We hope to fund these expenditures from short-term bridge financing, vendor financing and from equity funding, as well as from proceeds of future sales.

  Our failure to accomplish any of the foregoing sources may significantly delay or prevent capital expenditures. If we are unable to make certain capital expenditures, our business may grow more slowly than expected.

  We currently do not have the capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding could lead to pressure from suppliers that may weaken our commercial position and if this flexibility ceased to be available, this could endanger us. In addition, it could result and has in the past resulted in events of default. We plan to seek external debt and equity funding to reduce this level of reliance on supplier flexibility.

 We have a substantial level of indebtedness.

  We have incurred a high level of debt. As of December 31, 2000, we had a combined total liability of $62.6 million, including: $17.3 million due to WorldCom, $10.5 million due to be repaid to Global Crossing as to $0.5 million in February 2000 (which payment was duly made), $4 million in November 2001 and $6 million in November 2002 and a loan from Home Run Limited of $7.5 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $2.9 million and Gemini in the sum of $2.2 million.

  The amount of our debt could have important consequences for our future, including, among other things:

  . Cash from operations may be insufficient to meet the principal and interest on our debts as they become due.

  . Payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations.

  . Restrictive debt covenants may impair our ability to obtain additional financing.

  We have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. Failure to generate sufficient sums to maintain debt repayments may impair our ability to develop our business.

 The domestic and international telecommunications industry is highly competitive and we may not be able to compete effectively.

  The telecommunications industry is highly competitive and is influenced significantly by the marketing and pricing decisions of the larger industry participants. The industry has relatively limited barriers to entry in the more deregulated countries with numerous entities competing for the same customers. We believe that competition in all of our markets is likely to increase. This increase in competition could adversely affect our revenues. Many of our competitors are significantly larger than we are.

  Many of our competitors have:

  .  Substantially greater financial, technical, and marketing resources.

  .  Larger infrastructure.

  .  A greater ability to support the portfolio of services.

  .  Stronger name recognition and customer loyalty.

  .  Long-standing relationships with our prospective customers.

  We expect that competition in the international telecommunications market will intensify in the future.

 The market for telecoms hotels is relatively new and we do not know if there is sufficient demand for our telecoms hotel advisory services.

  Because the market for carrier-neutral telecoms hotels is developing, we do not know if there will be sufficient demand for our telecoms hotel advisory services.

  If there is consolidation in the number of developers in this field or if they do not continue to expand their operations at their current rate, this could adversely affect our revenues.

 Use of the Internet, electronic-commerce and the demand for bandwidth intensive applications may not increase as substantially as we expect.

  Our business plan assumes that use of the Internet, e-commerce and other bandwidth intensive applications will increase substantially in the next few years, particularly in Europe.

  If the demand for bandwidth intensive applications does not increase as anticipated, demand for certain of our services will be lower than anticipated and accordingly our ability to grow our business will be lower than expected and our ability to generate revenues will be adversely affected.

 Operating in multiple jurisdictions involves significant risks.

  Managing operations in multiple jurisdictions may place strain on our ability to manage our business.

  In addition, our targeted markets are in emerging markets. Political and social instability is widespread in many emerging markets and there are therefore greater risks and potential losses due to unexpected political and social changes.

  We rely on local relationships in these emerging markets to support our customers. Failure on the part of our local contacts to fulfill their obligations may harm our reputation, business and operations.

 Operating by way of joint ventures involves integral risks.

  All joint ventures are accompanied by risks. These risks include:

  .  The lack of complete control over the relevant business.

  .  Diversion of our resources and management time.

  . Inconsistent economic, business or legal interests or objectives with our joint venture partners.

  . The possibility that a joint venture partner may default in connection with a capital contribution or the obligation.

  Our business may be harmed in such an event.

 Our growth projections may fail to materialize.

  Our strategy is based on a view of the telecommunications market that may not materialize. If the projected demand for Internet and high-bandwidth services does not materialize or the end-user demand does not increase, this will have a significant effect on our business.

 We do not expect to pay dividends for the foreseeable future.

  The standstill arrangements with WorldCom and Global Crossing restrict our ability to pay dividends on our common stock. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay dividends at any time in the foreseeable future. See Part II, Item 5, "Dividend Policy".

 A portion of our net revenue and expenses is denominated, and is expected to continue to be denominated in currencies other than US dollars.

  Changes in exchange rates may have a significant effect on the results of our operations. Historically, we have not engaged in hedging transactions, and currently do not contemplate engaging in hedging transactions, to mitigate foreign exchange risk.

  The results of our operations may be affected by fluctuations in currency exchange rates. While most revenues have been earned in US dollars, a portion of operating costs are incurred in currencies other than US dollars, such as pounds sterling. A partial mismatch in operating revenues and expenses could lead to fluctuations in the results of our operations due to changes in the value of the US dollar relative to other currencies.

 Our operations are substantially dependent on key personnel.

  Our success will depend to a significant degree upon the efforts of senior management with longstanding industry relationships and technical knowledge. Competition for such personnel is intense and we may not be able to attract, motivate and retain highly skilled qualified personnel. Loss of services of one or more key personnel could adversely affect our business. We have entered into employment agreements with all key personnel.

Where You Can Find More Information

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

  We maintain a web site on the Internet, which gives selected information about our business. The Internet address of our web site is:
http://www.telemonde.com.

Glossary of Certain Telecommunications Terms

  ADSL (Asynchronous Digital Subscriber Line)--A technology that enables digital signals to be sent over traditional copper local lines, providing greater bandwidth to allow high-speed applications. Greater bandwidth is available in one direction rather that the other. ADSL is expected to provide a voice channel for calls over the public switched network, a bi-directional low-speed data channel and unidirectional 1.5 Mbps channel between the central office (the ADSL provider's closest aggregation point to the end-user) and the customer's premises.

  ASP (Application Service Provider)--A company that delivers and manages applications and computer services from remote data centers to multiple users via the Internet or a private network.

  Bandwidth--The range of frequencies that can be passed through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information-carrying capacity of such medium. For fiber optic transmission, electronic transmitting devices determine the bandwidth, not the fibers themselves. Bandwidth is measured in Hertz (analog) or bits per second (digital).

  Bit--A binary unit of information that can have either of two values, 0 or
1. Higher amounts of binary digit are:

     .  kilobit = 1,000 bits

     .  megabit = 1 million bits

     .  gigabit = 1 billion bits

     .  terabit = 1 trillion bits

  Bps--Bits per second. This is the basic measuring unit of speed in a digital transmission system. The number of bits that a transmission facility can convey between a sending location and a receiving location in one second.

  Broadband Access Provider (BAP)--A provider of broadband, or high-speed access facilities to end-users, typically a cable system provider or an ADSL provider.

  Carrier--A third party provider of communications services by wire, fiber or radio.

  Carrier-Neutral Telecoms Hotel--A telecoms hotel operated by a company that is not itself a telecoms carrier--generally a property developer. Other telecoms hotels are operated by carriers making them less appealing to rival carriers than carrier-neutral telecoms hotels.

  Co-location--The sharing of physical space and support services for telecommunications companies typically for the equipment required to host data services and interconnection facilities, for example, telecommunications companies may co-locate their switching facilities for the purpose of interconnection. Unique in its market design, this service allows buyers to define requirements within standardized terms and have sellers bid competitively for their business.

  Dense Wavelength Division Multiplexing (DWDM)--Similar technology to WDM, except permitting a larger number of constituent spectrum colors to be signal carrying, thus further expanding fiber optic cable capacity.

  Digital--A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal. The precise signal transitions preclude any distortion such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission.

  DS-3--Data transmission rate of approximately 45 Mbps.

  Gbps--Gigabit per second, a measurement of speed for digital signal transmission expressed in billions of bits per second.

  GPRS (General Packet Radio Service)--A service designed for digital cellular networks using a packet radio principle to allow the transfer of high-speed and low-speed data from and between cellular handsets.

  INS (Intelligent Network System)--A telecommunications network in which the network intelligence is centralized and separated from switching functions. These allow more flexibility than switched based systems; customers can be given access to their own database entries to carry out changes.

  Indefeasible Right of Use (IRU)--A measure of currency in the fiber optic cable business. The owner of an IRU has the right to use the capacity for the time and bandwidth to which the IRU applies. In telecommunications, an IRU is the effective long term lease (temporary ownership) of the capacity of an international cable.

  Internet--Interconnected computer networks, originally known as the Defense Advanced Research Projects Agency connecting government and academic sites. It currently links about 50 million people worldwide who use it for everything from scientific research to simple electronic mail.

  Internet Protocol (IP)--The Internet protocol that defines the unit of information passed between systems providing a basis packet delivery service within the transmission control protocol/Internet protocol (TCP/IP). IP is used in gateways to link networks at an open systems interconnection (OSI) network Level 3 and above. IP is a standard that describes how packets of data are transported across the Internet and recognized as an incoming message.

  Internet Service Provider (ISP)--A company that provides individuals and companies with access to the Internet and to other related services such as website access and hosting.

  Internet Peering--An agreement between two carriers for the exchange of Internet traffic between their networks and onwards, covering the physical interconnect as well as the financial terms of the interconnect where applicable.

  Intranet--A private network that uses Internet software. An Intranet is a private Internet reserved for use by people who have been given the authority and passwords necessary to use that network's Internet protocol. A standard which describes software that keeps track of Internet addresses, routes outgoing messages and recognizes incoming messages.

  Mbps--Megabits per second, a measurement of speed for digital signal transmission expressed in millions of bits per second.

  Physical Point of Presence (POP)--A place where a telecommunications carrier has a physical presence for access to its network.

  Public Telephone Operator (PTO)--Originally a government owned national provider of telecommunications services. In countries where deregulation has occurred, the public telephone operator may be privatized whereas in countries where deregulation has not occurred, the public telephone operator remains government owned.

  STM (Synchronous Transfer Mode)--New term for traditional Time Division Multiple switching to distinguish it from ATM.

  STM-1--The largest standard circuit unit of capacity, which consists of 155 Mbps. Thus, each Gbps contains enough capacity for 6.4 STM-1 circuits. While capacity is sold to the largest telecommunications companies in minimum investment units equal to one STM-1 unit, most telecommunications companies buy smaller units at a price higher than the equivalent STM-1 price.

  Switch--A sophisticated computer that accepts instructions from a caller in the form of a telephone number. Like an address on an envelope, the numbers tell the switch where to route the call. The switch opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnection circuits to form a transmission path between users. Switches allow local telecommunications service providers to connect calls directly to their destination, while providing advanced features and recording connection information for future billing.

  Synchronous Digital Hierarchy (SDH SONET)--SDH SONET is a set of standards for optical communications transmission systems that define optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SDH SONET facilitates transmission between dissimilar vendors' equipment and benefits customers by minimizing the equipment necessary for telecommunications applications. SDH SONET also improves the reliability of the Local Loop connection, historically one of the weakest links in the transmission of information.

  Telecoms hotel--A building (or part of a building) that has either been specifically designed and built or has been adapted for use by telecommunications companies to meet their specific co-location requirements (also known as telehouses and carrier hotels).

  Wavelength Division Multiplexing (WDM)--A multiplexing technique that employs more than one light source and director operating at different wavelengths and simultaneously transmits optical signals through the same fiber while message integrity of each signal is preserved.

ITEM 2. PROPERTIES

  As of the date of this filing, Telemonde owned none of its office or operations facilities. All of Telemonde's operations were located at leased properties, as set forth below.

   Location                                 Type
   --------                                 ----
   New York, USA
   230 Park Avenue                          Office
   111 8th Avenue                           Equipment co-location
   60 Hudson Street                         Equipment co-location
   London, England
   40 Portman Square                        Office
   8--15 Aylesbury Street                   Equipment co-location
   6/7 Harbour Exchange                     Equipment co-location
   1 Coriander Avenue                       Equipment co-location
   Europe
   Paris, France                            Office and Equipment co-location
   Milan, Italy                             Equipment co-location
   Madrid, Spain                            Equipment co-location
   Geneva, Switzerland                      Office
   Desert Telecommunications Services, LLC
   Muscat, Oman                             Office and Equipment co-location

  We have office facilities in Park Avenue, New York and Portman Square, London, England as well as in Paris, France and Geneva, Switzerland.

  In London, New York, Paris, Milan and Madrid, we lease equipment co-location facilities to house the routing and switching equipment that operates our network and interconnects it to the networks of other carriers. We generally lease these facilities on an annually renewable basis.

  We consider the offices and facilities described above to be appropriate for the current position and size of our business. They are sufficient to enable us to market our services, serve our customers, house our employees and fulfill our contracts in a satisfactory manner.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders of Telemonde during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 Holders

  The approximate number of record holders of common stock of Telemonde, Inc. at December 31, 2000 was 241.

 Dividend Policy

  We have never declared or paid any dividends on our common stock and we do not anticipate paying cash dividends on the common stock in the foreseeable future. We do not expect to generate any net income in the foreseeable future but anticipate that future earnings generated from operations, if any, will be retained to finance the expansion and continued development of our business. The standstill agreements with Global Crossing and WorldCom both restrict our ability to declare dividends. Any future dividends will be at the discretion of the board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the board of directors may deem relevant.

 Price Range of Common Stock

  During 2000 our common stock was traded on the NASD Over-the-Counter Bulletin Board under the symbol "TLMD" until 9 March, when our stock was delisted and our trading moved to the National Quotation Bureau's Electronic Quotation Service (EQS) Pink Sheets while we completed changes to our Form 10, 10-K and 10-Q filings for the SEC. On July 24, 2000, the SEC stated that it had no further comments on our Form 10, 10-K and 10-Q and on July 28, we again became eligible for quotation on the Over-the-Counter Bulletin Board, under the symbol "TLMD".

  The following table provides the reported high and low sales prices for our common stock on the NASD Over-the-Counter Bulletin Board for the quarterly periods indicated. The prices reflect inter- dealer prices and do not include retail markups, markdowns or commissions. The stock is not traded on any foreign public trading markets.

                         High Low
                         ---- ----
Fiscal 2000
Fourth Quarter.......... 0.41 0.11
Third Quarter........... 1.02 0.34
Second Quarter.......... 1.20 0.52*
First Quarter........... 1.78 0.75*

                         High Low
                         ---- ----
Fiscal 1999
Fourth Quarter.......... 4.25 2.13
Third Quarter........... 7.63 3.19
Second Quarter.......... 8.50 6.00**
First Quarter...........  N/A  N/A

--------
* From March 9 until July 24, 2000 our common stock was traded on the EQS Pink Sheets.
** The 1999 Second quarter figures are from May 19, 1999, the date our Common
   Stock began trading as "TLMD," to June 30, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

  None of our securities which are not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by us during the fourth quarter of 2000 except as follows:

  (a) On October 16, 2000, Telemonde, Inc issued 15,000 shares of its common stock to Stock Exposure Inc under the terms of an Agreement for the provision of Internet based investor relations services dated August 24, 2000. Exemption from registration is claimed under Section 4(2) of the Securities Act.

  (b) On November 1, 2000, Telemonde, Inc issued 675,000 shares of its common stock to Paul E. Donofrio under the terms of a Termination Agreement dated October 31, 2000. Exemption from registration is claimed under
      Section 4(2) of the Securities Act.

  (c) On November 1, 2000, Telemonde, Inc issued 80,000 shares of its common stock to Investor Communications Corporation (ICC) under the terms of an agreement for the provision of public relations and investor relations services dated October 13, 2000. Exemption from registration is claimed under Section 4(2) of the Securities Act.

  (d) On December 11, 2000, Telemonde, Inc issued 410,000 shares of its common stock to 41 employees (10,000 shares per employee) by way of a Christmas bonus for the year 2000. The shares were valued at $0.09 each. Exemption from registration is claimed under Section 4(2) of the Securities Act.

  (e) On December 13, 2000, Telemonde, Inc issued 5,000,000 of its newly designated Series A Convertible Preferred Shares to Global Crossing Limited under the terms of a Standstill Agreement dated November 30, 2000. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  The following selected consolidated financial data as of and for the years ended December 31, 2000, 1999, and for the period from March 10, 1998 to December 31, 1998, have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Moore Stephens, Chartered Accountants, included in this Annual Report and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                             Fiscal Year       Fiscal Year       Period from
                                Ended             Ended          March 10 to
                          December 31, 2000 December 31, 1999 December 31, 1998
                          ----------------- ----------------- -----------------
                                  (in millions, except per share data)
Revenues................       $ 40.3            $  8.2            $ 29.3
Cost of sales...........         29.4               6.4              32.5
                               ------            ------            ------
Gross margin............         10.9               1.8              (3.2)
Operating expenses
  Selling, general and
   administrative
   expenses.............         14.5               8.6               1.0
  Research and
   development..........          2.1               0.9               0.0
  Amortization of
   goodwill.............          3.7               0.5               0.0
  Financing costs.......          2.6              10.6               1.3
  Impairment of
   goodwill.............          5.2               0.0               0.0
  Reserve for doubtful
   debts................          2.1               0.9               0.0
  Reserve for
   inventory............          0.0              40.7               0.0
  Cost of contract
   cancellation.........          0.0               0.0               6.1
                               ------            ------            ------
Operating expenses......         30.2              62.2               8.4
                               ------            ------            ------
Operating loss..........        (19.3)            (60.4)            (11.6)
Other income (expense)
  Interest income.......          0.9               0.6               0.2
  Interest expense......         (1.8)             (1.3)             (0.3)
  Share of loss of
   associate............         (0.4)              0.0               0.0
  Foreign exchange
   gains................          0.5               0.0               0.0
                               ------            ------            ------
Total other income
 (expense)..............         (0.8)             (0.7)             (0.1)
                               ------            ------            ------
Loss before minority
 interests and
 extraordinary item.....        (20.1)            (61.1)            (11.7)
Minority interests......         (0.1)              0.0               0.0
                               ------            ------            ------
Loss before
 extraordinary item.....        (20.2)            (61.1)            (11.7)
Extraordinary item--Gain
 on restructuring of
 debt...................         17.6               0.0               0.0
                               ------            ------            ------
Loss for the year.......         (2.6)            (61.1)            (11.7)
Loss per share--before
 extraordinary item--
 basic and diluted......       $(0.22)           $(1.22)           $(0.33)
Loss per share--basic
 and diluted............       $(0.03)           $(1.22)           $(0.33)
                           At December 31,   At December 31,   At December 31,
                                2000              1999              1998
                          ----------------- ----------------- -----------------
Consolidated balance
 sheet data:
Cash and cash
 equivalents............       $  1.4            $  0.1            $  2.7
Total assets............         58.9              78.5              89.7
Total liabilities.......         62.7             102.1             101.4
Total stockholders'
 equity.................         (3.8)            (23.6)            (11.7)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  You should read the following discussion and analysis together with our Financial Statements, including the notes, appearing elsewhere in this Annual Report.

 Overview

  We are an international communications company that offers telecommunications and related services.

  Telemonde Investments Limited, a British Virgin Islands company and the holding company for the Telemonde business, was formed in March 1998. Telemonde, Inc. (formerly Pac-Rim Consulting, Inc.) acquired Telemonde Investments Limited on May 14, 1999.

  We have a limited operating history. We have incurred operating losses and negative cash flow since our inception. Whilst we continue to expect to incur negative cash flow as we expand our services, we are taking significant steps to reduce our unfunded liabilities and therefore move to a position where we can record operating profits.

 Industry Trends

  We believe that in the managed bandwidth and wholesale voice services markets, a rapid consolidation of companies operating in this sector is beginning. This is being driven by decreasing gross margins resulting in attempts to reduce costs and reducing the requirement for external sources of funding. This consolidation process is likely to see an emergence of profitable and funded companies in this sector in 2002.

  High value will continue to be available in the emerging markets sector for an increasing number of communications supported services such as:

  .  Telecoms hotel infrastructure.

  . Web hosting services including; data storage; server housing and support management; firewalls; IP delivery solutions; and contest mirroring.

  .  Route Management.

  .  Value adding voice services upon existing access infrastructures.

  Markets with high telephone line market penetration rates, predominantly Western Europe, North America, Japan and parts of the Asia-Pacific region, are likely to see the emergence of truly broadband access networks and the developments of user demand for focused services that address narrowly defined market segments with high quality video and audio programming on a subscription basis. This will create a constantly changing range of content delivery solutions as the economics of the balance between bandwidth and storage of content continues to evolve. The ability to use assets in a variety of manners will be a key component for success.

  In the medium term, there will be a migration of broadcast video services to a subscription base of digital end-users, with the capability to edit out advertising. As a consequence, the advertisers will shift focus to addressing customers through niche programming over broadband access networks. These channels will become the new free to view channels. The broadcast subscription digital networks will carry mainstream programming, with advertisers using product placement as their channel to market.

  With the continued globalization of the business of both services and manufacturing, we will see the development of geographically and culturally dispersed communities. We see a need for a comprehensive and targeted range of services including international voice, data services (including web hosting, data center and e-commerce services) and in particular content rich programming to "bond" these communities together as a single unique cultural entity with a clear sense of purpose and belonging. We believe that we are ideally placed to meet these needs.

Results of Operations

 For the fiscal year ended December 31, 2000 compared with the fiscal year ended December 31, 1999.

Revenues for 2000 increased by 391% to $40.3 million compared to $8.2 million for 1999.

  Bandwidth capacity and leasing revenues increased by 213% to $17.2 million for 2000 compared to $5.5 million for 1999. This is as a result of the activation of circuits for a number of new European-based customers and the successful renewal of lease contracts with existing customers, mainly on the transatlantic section of the network. Backhaul, maintenance and recharge revenues related to bandwidth capacity were $2.7 million in both years.

  Voice services revenues increased to $7.1 million for 2000 from nil for 1999, following the acquisition of EquiTel in the last quarter of 1999 allowing for the development of new wholesale switched voice services. Revenues from our voice services are mainly derived from the number of minutes of usage that we bill. During 2000, a total of 49,900,000 billable minutes were sold to telecommunication carrier customers.

  Attributable revenues for DeserTel, predominantly selling pre-paid calling cards in the Muscat region, were $3.7 million for 2000. This reflected our obtaining 75% control in the joint venture from April 1, 2000. Approximately 650,000 pre-paid calling cards were sold by DeserTel to retail customers in Muscat during 2000. Revenues from pre-paid calling card services are recognized at the time of usage or upon the expiry of a card, if any balance remains unused.

  Advisory services revenues increased to $7.8 million for 2000 from nil for 1999. These sales are attributable to MetroLinx, our new subsidiary formed in the last quarter of 2000 to provide telecom hotels development and consultancy services, and to corporate advisory services provided by senior management to a number of global communications operators and property development companies.

  Other revenues in 2000 were $1.8 million compared with nil in 1999.

Cost of sales increased 359% to $29.4 million for 2000 compared to a base cost of $6.4 million for 1999. This increase is directly related to the similar increase in revenues.

  Costs of bandwidth services increased by 145% to $15.7 million for 2000 compared with the $6.4 million base for 1999.

  Costs of voice services increased to $8.7 million for 2000 from a zero base in 1999. Costs are associated with the transportation of calls over our networks and termination onto our own or our suppliers' switches.

  The attributable costs relating to DeserTel were $3.0 million for 2000, arising from our obtaining a controlling interest in DeserTel from April 1, 2000.

  Other costs of sales in 2000 increased to $2.0 million compared with nil in 1999.

Selling, general and administrative expenses increased by 69% to $14.5 million for 2000 compared to $8.6 million for 1999.

  Staff costs increased by 230% to $6.6 million for 2000 compared to $2.0 million for 1999. The increase in staff costs reflects the phased recruitment of sales, technical and professional staff required to provide the infrastructure of a diverse telecommunications business and $1.5 million cost of employee share option awards.

  Legal and professional fees decreased 28% to $2.6 million for 2000 compared to $3.6 million for 1999.

  Other selling, general and administrative expenses increased 77% to $5.3 million for 2000 compared to $3.0 million for 1999. Primarily, this was a result of an increase in travel costs, consultancy costs and the inclusion of corporate overhead costs for a full business year.

  Research and development expenses increased by 133% to $2.1 million for 2000 compared to $0.9 million for 1999. The increase resulted from the build up of our technological capabilities commensurate with our intended world-wide network build out.

  Amortization of goodwill increased to $3.7 million for 2000 compared with $0.5 million in 1999 due to a full years amortization for the goodwill of EquiTel which was acquired in November 1999.

  Financing costs decreased by 75% to $2.6 million for 2000 compared to $10.6 million for 1999. The decrease can be attributed to the warrants issued to Communications Collateral Limited and Global Crossing in 1999. Generally accepted accounting principles in the United States require that the fair value of the warrants be recorded as an expense over the period of the related financing. The $2.4 million cost of the Global Crossing warrants was written back in the fiscal year ended December 31, 2000, following cancellation of the warrants.

  There is a $5.2 million charge for impairment of goodwill in 2000 as we do not anticipate any future cash flows from TGA (UK) Limited, which has now essentially ceased trading in its own right, or from our joint ventures in Africa. There was no corresponding charge in 1999.

  Reserve for doubtful debts increased 133% to $2.1 million for 2000 compared to $0.9 million for 1999. The higher provision relates mainly to one customer against which legal action is being pursued to seek to recover the sums owing.

  There was no charge for reserve for inventory in 2000 compared with the $40.7 million charge in 1999 which arose from the severe decline in market prices during that year.

  Interest income increased to $0.9 million for 2000 compared to $0.6 million for 1999 mainly arising from interest earned from customers.

  Interest expense increased to $1.8 million for 2000 compared to $1.3 million for 1999, in line with higher average borrowings.

  Share of loss of associate increased to $0.4 million for 2000 from nil in 1999. These losses relate to the start up costs of DeserTel prior to our obtaining a controlling interest in April 2000.

  Foreign exchange gains of $0.5 million resulted from the strength of the US dollar against other currencies during the year.

  The gain on restructuring of debt of $17.6 million in 2000 arises from the renegotiations of a contract with a bandwidth supplier.

  The loss for the year decreased to $2.6 million for 2000 compared to $61.1 million for 1999. The decrease in the net loss arises principally from the increased sales, the prior year inventory reserve and the gain on debt restructuring.

 For the fiscal year ended December 31, 1999 compared with the period from March 10, 1998 to December 31, 1998.

  Revenues for 1999 (which were all for bandwidth services) fell by 72% to $8.2 million for 1999 compared with $29.3 million for 1998. The fall resulted from the severe decline in the price of bandwidth during 1999, offset by a $1.9 million increase in maintenance and backhaul revenues as contracts operated for a full year in 1999 as opposed to from installation during 1998.

  Cost of sales decreased by 80% to $6.4 million in 1999 compared with $32.5 million in 1998 in line with the corresponding fall in revenues.

  Selling, general and administrative expenses increased by 760% to $8.6 million in 1999 from $1 million in 1998. The principal reason for the increase was an increase of costs arising from the formation of Telemonde Networks Limited in February 1999 to provide sales, marketing, technical and administration functions previously undertaken outside the group by Telemonde Limited, and legal and professional fees arising from the formation of the group and from corporate finance and potential acquisition activity.

  Research and development was $0.9 million in 1999 compared with a nil base in 1998.

  Amortization of goodwill was $0.5 million in 1999 compared with nil in 1998 arising from the acquisition of EquiTel and TGA (UK) Limited during 1999.

  Financing costs increased by 715% to $10.6 million in 1999 compared with $1.3 million in 1998, which is attributable to the issue of warrants to Communications Collateral Limited and Global Crossing in 1999.

  There was a doubtful debt provision of $0.9 million in 1999 compared with nil in 1998 arising from a bandwidth debt.

  There was a charge for reserve for inventory in 1999 of $40.7 million which arose from the severe decline in market prices for bandwidth during the year. These was no similar charge in 1998.

  The cost of a contract cancellation of $6.1 million in 1998 related to the termination of a capacity purchase agreement with Gemini.

  Interest income increased to $0.6 million in 1999 from $0.2 million in 1998, mainly from an increase in sales interest received on capacity sold.

  Interest expense increased to $1.3 million in 1999 from $0.3 million in 1998 reflecting the higher average borrowings in 1999.

  The loss for the year increased by 422% to $61.1 million in 1999 compared with $11.7 million in 1998. The primary reasons for the increase were the bandwidth write down, the sales decline and the increased selling, general, administrative and financing costs.


Liquidity and Capital Resources

  Our liquidity requirements arise from:

  . Purchases and maintenance of bandwidth capacity, network and switching equipment.

  . Development of intelligent network platforms, which includes pre-paid calling cards and other value-added telephony services.

  .  Interest and principal payments on outstanding indebtedness.

  .  Net cash used in operating activities.

  .  Acquisitions of, and strategic investments in, businesses.

  We have satisfied our liquidity requirements to date through operating cash flows, short-term bridge financing, shareholder loans and equity subscriptions.

  Net cash used in operating activities was $1.4 million in the year ended December 31, 2000, compared with $19.4 million used in 1999. The decrease in net cash used in operating activities was due primarily to an increase in sales receipts, partially offset by an increase in payments for cost of goods sold and for selling general and administrative costs.

  Net cash used in investing activities was $0.8 million in 2000 compared with $7.3 million in 1999. The 1999 figure included $6.0 million pre-acquisition advances to EquiTel.

  Net cash provided by financing activities was $3.4 million in 2000 compared with $24.1 million in 1999. The 1999 figure included $16.3 million from issuance of stock.

  Since inception through December 31, 2000, we have had negative cash flow from operating activities of $18.1 million.

  Our independent auditors, Moore Stephens, have reported that the consolidated financial statements for the fiscal year ended December 31, 2000 have been prepared assuming that we will continue as a going concern. We have incurred losses of $75.4 million and, at December 31, 2000, our total liabilities exceeded total assets by $3.8 million. Management plans in this regard are outlined in note 22 to the Financial Statements. There is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event that we cannot continue in existence.

  The level of indebtedness has been materially reduced from $102.1 million in 1999 to $62.6 million in 2000.

  As a consequence of the significant fall of the market prices for bandwidth and its impact on our operations and financial results in 1999 and continuing in 2000, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements. We have completed certain renegotiations and have made significant steps to reducing our debt service requirement.

  We have successfully completed our renegotiations with the Global Crossing Group in relation to Telemonde Bandwidth (Bermuda) Limited's default of its capacity commitment agreement signed in 1998 with Atlantic Crossing Limited (a Global Crossing subsidiary). In 1998, we agreed to acquire 16 STM-1 transatlantic IRU telecommunications circuits for an agreed price of approximately $64,800,000. As of November 2000, we owed Global Crossing $11.9 million for circuits in use and related maintenance charges and had a continuing obligation to draw-down 10 STM-1s for $42.9 million.

  In December 2000, Global Crossing released us from our outstanding commitment to purchase $42.9 million worth of transatlantic capacity. In addition, Global Crossing agreed to reschedule our $11.9 million debt for services supplied but not paid for. In exchange for this release, we have authorized and issued to Global Crossing 5 million shares of Series A Convertible Preferred Stock, $.01 par value per share. These Preferred Shares are convertible into 23 million of our Common Stock (subject to adjustment and conditional upon an increase in our number of authorized shares of Common Stock). We have entered into a new commitment to purchase $8 million of services from the Global Crossing portfolio over the next five years at the market prices prevailing at the time of purchase. $10.5 million of the debt remained outstanding at December 31, 2000. $0.5 million was repayable on February 28, 2001, $4 million is repayable November 30, 2001 and $6 million is repayable on November 30, 2002. The payment due on February 28, 2001 was duly made.

  In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits. We did not activate four of these circuits resulting in a default of $26.3 million.

  Since December 1999, WorldCom has agreed not to take proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million.

  Management is in the advanced stages of negotiation with WorldCom relating to the settlement of the remaining liability. Management believes that these negotiations will be concluded prior to the expiry of the current standstill arrangements in April 2001.

  We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at December 31, 2000 our outstanding debt to CCL was $2.9 million. Repayments of $1.9 million were made during 2000. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. We have agreed with CCL that the award of these shares is conditional upon an increase in our number of authorized shares of Common Stock.

  We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at December 31, 2000, the outstanding debt was $2.2 million. As at December 31, 2000, we had paid Gemini $0.9 million, of which $0.5 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. We are repaying the principal and interest at a rate of $100,000 per month.

  We entered into a convertible loan facility with Home Run Limited on April 27, 2000. Home Run provided us with a facility of $7.5 million. This sum is repayable on April 27, 2001, however it may be converted at the option of Home Run into shares of Common Stock on the basis of one share of Common Stock for every $0.80 of loan value outstanding. We are discussing with Home Run the extension of this facility and they have indicated that they are willing to agree to such an extension.

  At December 31, 2000 we had no material capital commitments.

  We currently do not have the capital base or working capital facilities to meet our projected commitments. We are currently seeking short-term debt finance, primarily to repay our obligations to Communications Collateral Limited. In addition, we plan to raise additional equity in order to provide us with an increased capital base for the future and to enable us to meet the debt repayments due (in particular to Global Crossing) as and when they fall due.

Recent Events and Transactions

  On December 14, 2000 we successfully completed our renegotiations with the Global Crossing Group in relation to Telemonde Bandwidth (Bermuda) Limited's default of its capacity commitment signed in 1998 with Atlantic Crossing Limited. Global Crossing released us from our outstanding Commitment to purchase $42.9 million worth of transatlantic capacity. In exchange for this release, we have issued to Global Crossing 5 million shares of Series A Convertible Preferred stock and we have entered into a new commitment to purchase $8 million of services from the Global Crossing portfolio over the next five years at the prevailing market prices. In addition, Global Crossing agreed to reschedule over $11.9 million debt for services supplied but not paid for. Agreed payments of $1.9 million have been duly made. The remaining $10 million is payable as to $4 million on November 30, 2001 and $6 million on November 30, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our primary market risk exposures relate to changes in foreign currency rates. We are exposed to the risk of fluctuations in foreign currency exchange rates due to the international nature and scope of our operations. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in foreign currency exchange rates may have a significant effect on our results of operations. We historically have not engaged in hedging transactions to mitigate foreign exchange risk.

  Our main exchange risk currently arises from fluctuations between the US dollar and pounds sterling. Our revenue from bandwidth sales is in US dollars. Although capacity purchases are also made in dollars, our sales, general and administrative costs are mostly incurred in pounds sterling because most of our employees are based in our executive and administrative offices in London, England.

  Revenues from joint ventures in emerging markets will be mainly received in the local currency of the country of operations (for example, in Omani rials in the case of DeserTel). Much of the costs incurred are payable in the same local currency. However, there will be an exchange risk on the profit or loss of the local operations or joint venture arising from the fluctuation of the local currency, against the pounds sterling (in which currency central sales, general and administrative costs in London are mainly incurred).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Accountants, Consolidated Financial Statements and supplemental financial data required by this Item 8 are set forth on pages F-1 through F-25 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors that we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2000, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(a) Financial Statements

   Consolidated Balance Sheet at December 31, 2000 and 1999                F-2
   Consolidated Statement of Income for the year ended December 31,
    2000 and
   1999 and for the period from March 10, 1998 to December 31, 1998
                                                                           F-3
   Statement of Stockholders' Equity for the year ended December 31,
    2000 and
   1999 and for the period from March 10, 1998 to December 31, 1998        F-4
   Consolidated Statement of Cash Flows for the year ended December
    31, 2000 and
   1999 and for the period from March 10, 1998 to December 31, 1998        F-5
   Notes to Consolidated Financial Statements                         F-6-F-25

(b) Reports on Form 8-K

  On December 29, 2000 we filed a Current Report on Form 8-K reporting under
  Item 5 that we had successfully completed certain renegotiations with Global Crossing involving: (i) the rescheduling of $11.9 million of our debt to Global Crossing; and (ii) the acceptance by Global Crossing of a) 5 million of our Series A Convertible Preferred Stock and b) a new capacity agreement of $8 million over five years in satisfaction of an unfulfilled obligation to purchase from Global Crossing $42.9 million worth of transatlantic telecommunications capacity.

(c) Exhibits


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

 3.1(a)*     Certificate of Incorporation of Telemonde, Inc., filed June 29,
             1999.

 3.1(b)* Certificate of Merger between Telemonde, Inc., a Nevada corporation, and Telemonde, Inc., a Delaware corporation.

 3.1(c)++    Certificate of Designation for Series A Convertible Preferred
             Stock, $.01 par value.

 3.2*        By-Laws of Telemonde, Inc.

 4.1*        Form of Common Stock Certificate.

 4.2*        Registration Rights Agreement between Telemonde, Inc. and
             Communications Collateral Limited, dated September 1, 1999.

 Exhibit No.                             Description
 -----------                             -----------
  4.3++       Amended and Restated Registration Rights Agreement, dated as of
              December 14, 2000, among Telemonde, Inc., MCI WorldCom Global
              Networks U.S. Inc., MCI WorldCom Global Networks Limited, and
              Global Crossing Limited.

 10.1*        Warrant from Telemonde, Inc. to Communications Collateral
              Limited, dated September 1, 1999.

 10.2*        Consulting Agreement between Telemonde, Inc. and Gottfried von
              Bismarck, dated November 2, 1999 and effective as of July 1,
              1999.

 10.3*        Form of Employment Agreement between Executive Officers and
              Telemonde

 10.3(a)*     Schedule of Employees covered by Form of Employment Agreement.

 10.4*        Capacity Sales Agreement between Gemini Submarine Cable System
              Limited and Telemonde International Bandwidth (Bermuda) Limited,
              April 3, 1998.

 10.4(a)*     Promissory Note from Telemonde, Inc. to Gemini Submarine Cable
              System Limited, dated August 27, 1999 for $1,300,000.

 10.4(b)*     Promissory Note from Telemonde, Inc. to Gemini Submarine Cable
              System Limited, dated August 27, 1999 for $1,400,000.

 10.4(c)+     Letter Agreement, dated October 27, 2000, from Gemini Submarine
              Cable System Limited to Telemonde International Bandwidth
              (Bermuda) Limited.

 10.5*        Capacity Purchase Agreement between Atlantic Crossing Ltd. and
              Telemonde Bandwidth (Bermuda) Limited, dated June 10, 1998.

 10.6*        Transmission Capacity Agreement among MCI WorldCom Global
              Networks U.S., Inc., and MFS Cableco (Bermuda) Limited, and,
              EquiTel Bandwidth Limited, dated December 1998.

 10.7*        Transmission Capacity Agreement among MCI WorldCom Global
              Networks U.S., Inc., and MCI Worldcom Global Networks Limited, and Telemonde International Bandwidth Limited, dated March 31,
              1999.

 10.7(a)**    MCI WorldCom Global Networks U.S., Inc. Standstill Letter to and
              accepted by Telemonde, Inc., Telemonde International Bandwidth
              Limited, Telemonde Networks Limited, Kevin Maxwell and Adam
              Bishop, dated December 31, 1999.

 10.7(b)**    MCI WorldCom Global Networks U.S., Inc. Capacity Swap Letter to
              and accepted by Telemonde International Bandwidth Limited, dated
              December 31, 1999.

 10.7(c)****  Amendment No. 1 to MCI WorldCom Global Networks U.S., Inc.
              Standstill Letter, dated May 11, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited and Telemonde
              International Bandwidth Limited.

 10.7(d)****  Pledge Agreement, dated May 2, 2000, by and between Fastfirm
              Limited and MCI WorldCom Global Networks U.S., Inc. on behalf of itself and MCI WorldCom Global Network Limited.

 10.7(e)***** Debt Conversion Agreement, dated July 25, 2000, by and among
              Telemonde, Inc., MCI WorldCom Global Networks U.S., Inc. and MCI
              WorldCom Global Networks Limited.

 10.7(f)***** Amendment No. 2 to MCI WorldCom Global Networks U.S., Inc.
              Standstill Letter, dated July 25, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited, Telemonde
              International Bandwidth Limited.

 10.7(g)***** Amendment No. 3 to MCI WorldCom Global Networks US., Inc.
              Standstill Letter, dated September 19, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited, Telemonde
              International Bandwidth Limited.

 Exhibit No.                             Description
 -----------                             -----------


 10.7(h)+    Amendment No. 4 to MCI WorldCom Global Networks U.S., Inc.
             Standstill Letter, dated November 13, 2000, to and accepted by Telemonde, Inc., Telemonde Networks Limited and Telemonde
             International Bandwidth Limited.

 10.8*       Transmission Capacity Agreement between Telemonde International
             Bandwidth Limited and Communications Collateral Limited and
             Capacity Option Agreement between Telemonde Investments Limited and Communications Collateral Limited, both dated April 15, 1999.

 10.9*       Composite Guarantee and Debenture, among (1) Telemonde Investments
             Limited, (2) Telemonde International Bandwidth (Bermuda) Limited,
             Telemonde Bandwidth (Bermuda) Limited, Telemonde International
             Bandwidth Limited, and (3) Communications Collateral Limited, dated April 5, 1999.

 10.10*      Loan Facility Agreement between Telemonde Investments Limited and
             Communications Collateral Limited, dated April 15, 1999.

 10.11** Forbearance Agreement, dated 12 January 2000, entered into by and among Communications Collateral Limited, Telemonde Investments
             Limited, Telemonde International Bandwidth Limited, Telemonde,
             Inc. and Kevin Maxwell.

 10.12**     Advisor Agreement between Sand Brothers & Co., Ltd. and Telemonde,
             Inc., dated October 27, 1999, and Amendment No. 1 to Advisor
             Agreement, dated November 10, 1999.

 10.13***    Executive Services Agreement by and between Telemonde, Inc. and
             Paul E. Donofrio, dated February 22, 2000.


 10.14+      Termination of Executive Services Agreement by and between
             Telemonde, Inc. and Paul E. Donofrio, dated as of October 31,
             2000.

 10.15++     Standstill Agreement, dated November 30, 2000, by and among
             Telemonde, Inc., Telemonde Bandwidth (Bermuda) Ltd., Global
             Crossing USA Inc., GT U.K. Ltd, GT Landing Corp. and Atlantic
             Crossing Ltd.

 10.16++ Capacity Commitment Agreement, dated December 14, 2000, by and between Global Crossing Bandwidth Inc. and Telemonde Inc.

 21          Subsidiaries of Registrant.


 * Previously filed as an exhibit to the Registration Statement on Form 10, as filed with the SEC on November 15, 1999.

 ** Previously filed as an exhibit to the Registration Statement on Form 10/A-1, as filed with the SEC on March 3, 2000.

 *** Previously filed as an exhibit to the Annual Report for the year ended December 31, 1999 on Form 10-K, as filed with the SEC on March 30, 2000.

 **** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, as filed with the SEC on August 14, 2000.

 ***** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 19, 2000, as filed with the SEC on September 21, 2000.

 + Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000 as filed with the SEC on November 14, 2000

 ++ Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 29, 2000, as filed with the SEC on December 29, 2000.

                                  SIGNATURES

TELEMONDE, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          TELEMONDE, INC.

Date: April 2, 2001
                                              /s/ Adam N. Bishop
                                          By:__________________________________
                                              Adam N. Bishop, President and
                                              Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Kevin Maxwell             Chairman and Director           April 2, 2001
____________________________________
           Kevin Maxwell


        /s/ Adam Bishop              President, Chief Executive      April 2, 2001
____________________________________  Officer, Treasurer and
            Adam Bishop               Director

    /s/ Gottfried v. Bismark         Director and Secretary          April 2, 2001
____________________________________
    Count Gottfried von Bismarck

      /s/ Miguel D. Tirado           Director                        April 2, 2001
____________________________________
          Miguel D. Tirado

      /s/ Paul E. Donofrio           Director                        April 2, 2001
____________________________________
          Paul E. Donofrio

                                     Director                        April 2, 2001
____________________________________
             Mark Hollo

                                 TELEMONDE INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

                                 TELEMONDE INC

                       Index to the Financial Statements

Independent Auditors' Report........................................         F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999........         F-2

Consolidated Statements of Income for the years ended December 31,
 2000 and 1999 and for the period from March 10, 1998 (inception) to
 December 31, 1998..................................................         F-3

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000 and 1999 and for the period from March 10, 1998
 (inception) to December 31, 1998...................................         F-4

Consolidated Statements of Cash Flows for the years ended December
 31, 2000 and 1999 and for the period from March 10, 1998
 (inception) to December 31, 1998...................................         F-5

Notes to Consolidated Financial Statements..........................  F-6 - F-20

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Telemonde Inc

  We have audited the accompanying consolidated balance sheets of Telemonde Inc as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from March 10, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telemonde Inc as of December 31, 2000 and 1999, and the consolidated results of operations and cash flows for the years ended December 31, 2000 and 1999 and for the periods from March 10, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 22 to the financial statements, the Company has incurred accumulated losses of $75.4 million and at December 31, 2000, total liabilities exceeded total assets by $3.8 million. Management plans in this regard are also disclosed in note 22. There is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities, that might be necessary in the event the Company cannot continue in existence.

Moore Stephens
Chartered Accountants
St. Paul's House
London EC4P 4BN

February 17, 2001

                                 TELEMONDE INC
                          CONSOLIDATED BALANCE SHEETS
                        As at December 31, 2000 and 1999
                      (US Dollars expressed in thousands)

                                                      Note   2000      1999
                                                      ---- --------  --------
Assets
Cash and cash equivalents............................      $  1,430  $     62
Trade accounts receivable, net of allowance for
 doubtful debts of $2,025 in 2000 and $923 in 1999...         6,313     4,852
Prepayments and other debtors........................   7     9,403     1,605
Inventory............................................   8        --    21,465
                                                           --------  --------
Total current assets.................................        17,146    27,984
Property, plant and equipment........................   9    18,113    19,439
Intangible assets....................................  10    23,618    31,051
                                                           --------  --------
Total assets.........................................      $ 58,877  $ 78,474
                                                           ========  ========

Liabilities and stockholders' equity
Trade accounts payable...............................  11  $ 29,025  $ 84,578
Other creditors and accrued expenses.................  12    12,094     5,720
Deferred income......................................         3,595     2,657
Short term notes.....................................  13    11,895     9,141
                                                           --------  --------
Total current liabilities............................        56,609   102,096
                                                           --------  --------
Trade accounts payable non-current...................         6,000        --
                                                           --------  --------
Minority interests...................................            90        --
                                                           --------  --------
Stockholders' equity
Preferred stock......................................  14        50        --
Common stock.........................................  14       109        73
Additional paid in capital...........................        71,437    49,154
Retained deficit.....................................       (75,418)  (72,849)
                                                           --------  --------
Total stockholders' deficit..........................        (3,822)  (23,622)
                                                           --------  --------
Total liabilities and stockholders' equity...........      $ 58,877  $ 78,474
                                                           ========  ========

                 See notes to consolidated financial statements

                                 TELEMONDE INC
                       Consolidated Statements of Income
           For the years ended December 31, 2000 and 1999 and for the period from March 10, 1998 (inception) to December 31, 1998
          (US Dollars expressed in thousands except per share amounts)

                                            Note   2000      1999      1998
                                            ---- --------  --------  --------
Revenues...................................  16  $ 40,305  $  8,165  $ 29,331
Cost of sales..............................        29,357     6,391    32,510
                                                 --------  --------  --------
Gross margin...............................        10,948     1,774    (3,179)
                                                 --------  --------  --------
Operating expenses
Selling, general and administrative
 expenses..................................        14,485     8,591     1,055
Research and development...................         2,151       814       --
Amortisation of goodwill...................         3,681       527       --
Financing costs............................         2,653    10,591     1,321
Impairment of goodwill.....................         5,249       --        --
Reserve for doubtful debts.................         2,055       923       --
Reserve for inventory......................           --     40,690       --
Cost of contract cancellation..............           --        --      6,094
                                                 --------  --------  --------
Operating expenses.........................        30,274    62,136     8,470
                                                 --------  --------  --------
Operating loss.............................       (19,326)  (60,362)  (11,649)
                                                 --------  --------  --------
Other income (expense)
Interest income............................           885       582       247
Interest expense...........................        (1,786)   (1,337)     (330)
Share of loss of associate.................          (400)      --        --
Foreign exchange gains.....................           508       --        --
                                                 --------  --------  --------
Total other expense........................          (793)     (755)      (83)
                                                 --------  --------  --------
Loss before minority interests and
 extraordinary item........................       (20,119)  (61,117)  (11,732)
Minority interests.........................           (74)      --        --
                                                 --------  --------  --------
Loss before extraordinary item.............       (20,193)  (61,117)  (11,732)
Extraordinary item--Gain on restructuring
 of debt (no applicable income taxes)......   4    17,624       --        --
                                                 --------  --------  --------
Loss for the year..........................      $ (2,569) $(61,117) $(11,732)
                                                 ========  ========  ========
Loss per share before extraordinary item--
 basic and diluted.........................      $  (0.22) $  (1.22) $  (0.33)
                                                 ========  ========  ========
Loss per share--basic and diluted..........   6  $  (0.03) $  (1.22) $  (0.33)
                                                 ========  ========  ========

                 See notes to consolidated financial statements

                                 TELEMONDE INC
                Consolidated Statements of Stockholders' Equity
           For the years ended December 31, 2000 and 1999 and for the period from March 10, 1998 (inception) to December 31, 1998
                      (US Dollars expressed in thousands)

                                                Additional
                               Preferred Common  Paid in   Retained
                                 Stock   Stock   Capital   Earnings   Total
                               --------- ------ ---------- --------  --------
At March 10, 1998.............   $--      $--    $   --    $    --   $    --
Net loss......................    --       --        --     (11,732)  (11,732)
Common stock issued...........    --        30       --         --         30
                                 ----     ----   -------   --------  --------
At December 31, 1998..........    --        30       --     (11,732)  (11,702)
Net loss......................    --       --        --     (61,117)  (61,117)
Common stock issued...........    --        43    16,244        --     16,287
Stock issued to acquire
 subsidiaries and
 investments..................    --       --     23,530        --     23,530
Financing costs satisfied by
 issuance of warrants.........    --       --      8,976        --      8,976
Fees satisfied by issuance of
 stock........................    --       --        404        --        404
                                 ----     ----   -------   --------  --------
At December 31, 1999..........    --        73    49,154    (72,849)  (23,622)
Net loss......................    --       --        --      (2,569)   (2,569)
Preferred stock issued........     50      --      3,975        --      4,025
Common stock issued...........    --        34     6,133        --      6,167
Common stock cancelled........    --       --       (300)       --       (300)
Stock issued to acquire
 subsidiaries and
 investments..................    --         2     2,835        --      2,837
Fees satisfied by issuance of
 stock........................    --       --      9,640        --      9,640
                                 ----     ----   -------   --------  --------
At December 31, 2000..........   $ 50     $109   $71,437   $(75,418) $ (3,822)
                                 ====     ====   =======   ========  ========


                 See notes to consolidated financial statements

                                 TELEMONDE INC
                     Consolidated Statements of Cash Flows
           For the years ended December 31, 2000 and 1999 and for the period from March 10, 1998 (inception) to December 31, 1998
                      (US Dollars expressed in thousands)

                                                   2000      1999      1998
                                                 --------  --------  --------
Operating activities
Net Loss........................................ $ (2,569) $(61,117) $(11,732)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Reserve for doubtful debts.....................    2,055       923       --
 Reserve for inventory..........................      --     40,690       --
 Amortisation of goodwill.......................    3,681       527       --
 Financing costs satisfied by issuance of
  warrants......................................    1,548     8,976       --
 Depreciation...................................    2,760       590       --
 Fees satisfied by issuance of stock............    3,524       404       --
 Extraordinary gain on restructuring of debt....  (17,624)      --        --
 Impairment of goodwill.........................    5,249       --        --
 Minority interests.............................       74       --        --
 (Increase) decrease in trade accounts
  receivable....................................    2,804     3,792    (9,518)
 (Increase) decrease in prepayments & other
  debtors.......................................   (6,816)   (1,120)      --
 (Increase) decrease in inventory...............      --     (3,865)  (77,515)
 Increase (decrease) in trade accounts payable..   (4,398)    8,680    76,888
 Increase (decrease) in accrued expenses........    7,414   (16,920)   20,902
 Increase (decrease) in deferred income.........      938      (943)    3,600
                                                 --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................   (1,360)  (19,383)    2,625
                                                 --------  --------  --------
Investing activities
Pre-acquisition advances to subsidiary..........      --     (6,014)      --
Purchase of property, plant and equipment.......     (921)   (1,330)      --
Cash acquired in acquisitions...................      170         6       --
                                                 --------  --------  --------
Net cash provided by (used in) investing
 activities.....................................     (751)   (7,338)      --
                                                 --------  --------  --------
Financing activities
Proceeds from short and long-term debt..........    7,660    10,941    18,340
Repayment of short and long term debt...........   (4,182)   (3,100)  (18,340)
Issuance of stock...............................        1    16,287        30
                                                 --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    3,479    24,128        30
                                                 --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    1,368    (2,593)    2,655
Cash and cash equivalents beginning of period...       62     2,655       --
                                                 --------  --------  --------
Cash and cash equivalents end of period......... $  1,430  $     62  $  2,655
                                                 ========  ========  ========
Supplemental disclosure of cash flow
 information:
Interest paid................................... $    950  $    844  $    330
                                                 ========  ========  ========

                 See notes to consolidated financial statements

                                 TELEMONDE INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    As of December 31, 2000, 1999 and 1998

1. Description of business and organisation

     Telemonde, Inc. and its subsidiaries (the "Company") is a telecommunications carrier and service company, providing a range of bandwidth, voice, emerging markets, internet and advisory services to the global telecommunications industry.

     On May 14, 1999, the Company acquired Telemonde Investments Limited in a reverse purchase stock transaction. Pursuant to the Stock Purchase Agreement, the Company issued 35,297,000 shares of common stock to the sole shareholder of Telemonde Investments Limited, in exchange for all of the issued and outstanding shares of Telemonde Investments Limited. As a result, Telemonde Investments Limited became a wholly owned subsidiary of the Company. The transaction has been accounted for as a reverse purchase acquisition in a manner similar to the pooling of interests method of accounting. The financial information presented for periods prior to May 14, 1999 is for Telemonde Investments Limited.

2. Accounting policies

     The following are the significant accounting policies adopted by the
  Company:

   (a) Basis of accounting

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     Estimates are used when accounting for allowance for doubtful debts, fair value adjustments to inventory, goodwill, accrued line costs and contingencies.

  (b) Consolidation

     The consolidated financial statements incorporate the assets and liabilities of the Company and its wholly-owned or majority controlled subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Minority interest in the results of operations and share of net assets is recognised unless the relevant subsidiary has a net asset deficit and there is no binding obligation on the minority to make good the deficit.

  (c) Revenues

     Customers of the Company enter into capacity sales agreements to acquire an Indefeasible Right of Use in units of capacity from the Company's inventory of fiber optic cable capacity. The Company regards the capacity sales agreements as direct financing leases as defined by SFAS 13. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortised to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service. Customers who have entered into capacity sales agreements have paid deposits toward the purchase price and such amounts have been included as deferred revenue in the consolidated balance sheet. Maintenance revenues due under capacity sales agreements are recognised in the year when services are rendered.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


     In June 1999, the Financial Accounting Standards Board issued Interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

     The Company adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred income is amortised to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service.

     Customers of the Company have entered into operating leasing agreements to lease capacity on its fiber optic network. These agreements grant the customer a right to use capacity for periods of time which are substantially less than the design life of the capacity. Revenue is recognised on a straight line basis over the life of the lease.

     Telecommunications traffic revenues are recognised in the year when the traffic is transmitted. Telephone card service income earned by Desert Telecommunication Services LLC, is initially deferred then recognised rateably over the period of the card. Route management service income earned is recognised rateably over the period when services are rendered.

     Advisory services revenues are typically recognised in the period that the service is rendered. Additionally, the Company recognises service revenues in connection with the establishment and implementation of telecoms hotel solutions. Revenues from these services are recognised on the percentage of completion basis depending on the extent of the services provided.

  (d) Expenses

     Costs of acquiring capacity are expensed in the year the sale is recognised. Related costs, including inland line costs and local network costs are recorded at the present value of future payments required to be made by the Company for such capacity, which may be a realistic estimate of an amount to purchase the service over the life of the contract.

  (e) Inventory

     Bandwidth capacity acquired under capital leases was initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is stated at the lower of carrying value and fair value.

     In June 1999, the Financial Accounting Standards Board issued Interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment.

     The Company adopted FIN 43 on July 1, 1999. As a result, capacity purchase agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Leasing costs are recognised on a straight line basis over

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998

  the life of the agreement. The equipment portion of a capacity purchase agreement is classified as a capital lease. Capacity acquired under capital leases is initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term. Thereafter it is stated at the lower of carrying value and fair value.

  (f) Fair value of financial instruments

     The carrying amounts for cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and short term notes approximate their fair value.

  (g) Cash and cash equivalents

     For the purposes of the consolidated statements of cash flows, demand and time deposits with original maturities of three months or less are considered equivalent to cash.

  (h) Property, plant and equipment

     The Company's fiber optic cable network acquired under capital leases is initially recorded as an asset and an obligation at an amount equal to the present value at the beginning of the lease term of the minimum lease payments during the lease term. Thereafter it is depreciated on a straight line basis over the estimated useful life of 10 years from the date of being brought into use. Telecommunications and office equipment is depreciated on a straight line basis over 4 years.

  (i) Goodwill

     Goodwill arising on the acquisition of subsidiaries is capitalised and amortised on a straight line basis over its estimated useful life, taken to be 10 years from the date of acquisition.

  (j) Intangible assets

     Intangible assets other than goodwill are recorded at cost and amortised on a straight line basis over their estimated useful lives, taken to be 5 years from the date of acquisition.

  (k) Impairment of long-lived assets

     As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortisation period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

  (l) Investments in joint ventures

     Investments in joint ventures are accounted for under the equity method, whereby the Company recognises its share of profits and losses reported by the joint venture. In cases where the Company's funding commitments are uncertain, full provision is made for 100% of losses reported by joint ventures.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


  (m) Financing costs

     The costs associated with short and long term debt are amortised over the life of the related debt on a straight line basis.

  (n) Foreign currencies

     The Company's functional currency is the US Dollar as the majority of revenues are received in US Dollars and the majority of operating expenditures are made in US Dollars. Transactions in foreign currencies are translated into US Dollars at the rates of exchange in effect at the date of transaction. Foreign currency monetary assets and liabilities are translated using rates of exchange at the balance sheet date.

  (o) Concentrations of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company is exposed to concentrations of credit risk from accounts receivable to the extent that it has a limited number of customers, all of which operate in the telecommunications sector. The Company performs on-going evaluations of its customers' financial condition.

     The Company maintains its cash balances at financial institutions which do not provide insurance on amounts under deposit arrangements. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

  (p) Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3. Adoption of new accounting standards

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 supersedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. With some exceptions, this statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not believe that the adoption of this standard will have a material impact on the Company's results of operations.

     In March 2000, FASB Interpretation, ("FIN) No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" was issued. Among other issues, this interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
  (d) the accounting for an exchange of stock compensation awards in a business combination. The effective date of FIN No. 44 is July 1, 2000. The Company has adopted FIN No. 44 and does not expect a material impact on the Company's result of operations.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


     In December 1999, The Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", as amended by SAB No. 101A and 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition stating that certain criteria be met in order to recognize revenue. The Company has adopted SAB No. 101 and there has been no material impact on the Company's result of operations.

     In June 1999, the Financial Accounting Standards Board issued Interpretation No. 43 ("FIN43") which states that SFAS 66 applies to all sales of real estate, including real estate with property improvements or integral equipment. The Company adopted FIN 43 on July 1, 1999. As a result, capacity sales agreements entered into subsequent to June 30, 1999 are bifurcated into an equipment portion and a real estate portion. The real estate portion is classified as an operating lease. Revenues are recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement is classified as a direct financing sub lease. The difference between the gross investment in the capacity sales agreement and the cost of the capacity is initially recorded as deferred interest income. Deferred interest income is amortised to interest income so as to produce a constant periodic rate of return on the net investment in the capacity sales agreement. Under the terms of substantially all capacity sales agreements, the purchase price is due in full when the capacity is ready for service. In such cases, revenue is recognised when the capacity is ready for service.

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

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and , as amended by SFAS No. 137 and 138, will become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this standard will have a material impact on the Company's results of operations.

4. Extraordinary item

     The Company entered into agreements in June 1998, December 1998, and November 1999 under which the Company was obligated to acquire and lease certain capacity. The Company had not drawn down all capacity to which it was obligated nor did it pay all sums due under the agreements. In December 2000, the Company entered into a standstill agreement to settle terms of the Company's liabilities under the agreements. Under terms of the standstill agreement, the Company extinguished liabilities and returned inventory amounting to $55,025,000 and $21,465,000, respectively, in exchange for a note payable totalling $11,911,000 and 5,000,000 shares of the Company's convertible preferred stock. The estimated fair value of 5,000,000 shares of preferred stock was $4,025,000, resulting in an extraordinary gain on restructuring of debt of $17,624,000. The effect of the extraordinary gain on restructuring of debt on net loss per share amounted to $0.19 per share.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


5. Taxation

     The Company has incurred operating losses. In the event that the Company generates taxable earnings in the future, operating losses incurred in 2000, 1999 and 1998 would not necessarily be applied against future taxable earnings. Accordingly, no tax provisions or deferred tax benefit was recorded in 2000, 1999 or 1998.

6. Loss per share

     The calculation of basic earnings per share is as follows:-

                                          2000          1999          1998
                                       -----------  ------------  ------------
   Loss attributable to common
    stockholders.....................  $(2,569,000) $(61,117,000) $(11,732,000)
   Average common shares issued and
    outstanding......................   90,858,463    50,186,654    35,319,179
                                       -----------  ------------  ------------
   Basic and diluted loss per share..  $     (0.03) $      (1.22) $      (0.33)
                                       ===========  ============  ============

     No adjustment to earnings per share arises on the issue of warrants as the effect is antidilutive.

     On the date of the reverse transaction referred to in Note 1 above, the Company issued 35,297,000 shares of common stock in exchange for the 35,297 shares in Telemonde Investments Limited. For the purposes of calculating basic earnings per share the increase in nominal share capital was deemed to take place at the beginning of 1999.

7. Prepayments and other debtors

                                                                     2000  1999
                                                                     ----- -----
                                                                     $'000 $'000
   Prepaid traffic, bandwidth and network costs..................... 7,543   656
   Other............................................................ 1,860   949
                                                                     ----- -----
   Total............................................................ 9,403 1,605
                                                                     ===== =====

8. Inventory

     Inventory consists of bandwidth capacity which is held for resale but has not been sold at the balance sheet date. The Company may have drawn down the capacity or have an obligation to do so by a set date. All inventory was acquired under capital leases. At December 31, 2000 and 1999 inventory consisted of the following:

                                                                  2000   1999
                                                                  ----- -------
                                                                  $'000  $'000
   Capacity to be drawn down within one year.....................   --   40,230
   Capacity drawn down...........................................   --    2,700
   Reserve for inventory.........................................   --  (21,465)
                                                                   ---  -------
                                                                    --   21,465
                                                                   ===  =======

     The carrying value of inventory was reduced to market value by making a reserve which reflects the decline of prices in transatlantic capacity in the summer of 1999.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


9. Property, plant and equipment

                                                                  2000    1999
                                                                 ------  ------
                                                                 $'000   $'000
   Fiber optic network.......................................... 18,377  18,275
   Telecommunications equipment.................................  2,883   1,049
   Office equipment.............................................    203     705
                                                                 ------  ------
                                                                 21,463  20,029
   Less accumulated depreciation................................ (3,350)   (590)
                                                                 ------  ------
                                                                 18,113  19,439
                                                                 ======  ======

     Depreciation expense amounted to $2,760,000 and $590,000 for the years ended December 31, 2000 and 1999, respectively. There was no depreciation expense in the period ended December 31, 1998.

     Included in the balance of property, plant and equipment is capacity which has not been placed in service with a net book value of $11,835,000 and $13,150,000 as of the years ended December 31, 2000 and 1999, respectively.

     At December 31, 2000 all leasing commitments were for twelve months or less.

10. Intangible assets

                                                                   2000   1999
                                                                  ------ ------
                                                                  $'000  $'000
   Goodwill, net of accumulated amortization of $3,074,000 in
    2000 and $395,000 in 1999...................................  19,908 26,386
   Customer base, net of accumulated amortization of $880,000 in
    2000 and $106,000 in 1999...................................   3,018  3,791
   Employees, net of accumulated amortisation of $208,000 in
    2000 and $26,000 in 1999....................................     692    874
                                                                  ------ ------
                                                                  23,618 31,051
                                                                  ====== ======

     Goodwill related to the Company's investment in TGA (UK) Limited and investments in joint ventures in Africa, arising upon acquisition of Equitel Communications Limited, were written off to loss as impairment of goodwill during the year ended December 31, 2000. TGA (UK) Limited has essentially ceased trading during the year ended December 31, 2000 and the Company's investments in joint ventures failed to materialise. Impairment of goodwill is assessed based on the fair value of the assets. Fair values are estimated using discounted future cash flows based on a current market interest rates. As the Company does not anticipate future cash flows from TGA (UK) Limited or its joint ventures in Africa, the net book value of the related goodwill has been written down to zero, resulting in a loss of impairment of goodwill of $5,249,000.

11. Trade accounts payable

     Included in trade accounts payable is an amount due to Gemini Submarine Cable Systems in the form of two promissory notes executed in August 1999, as more fully discussed in Note 21. Interest accrues on the outstanding balance at a rate of 3% over LIBOR. The outstanding debt is secured by the capacity. The balance of accounts payable due to Gemini Submarine Cable Systems under these promissory notes amounted to $2,190,000 and $2,700,000 as of December 31, 2000 and 1999, respectively.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


     Included in trade accounts payable is an amount due to WorldCom in connection with agreements entered into in December 1998 and March 1999 to acquire certain capacity, as more fully described in Note 21. Amounts due to WorldCom are secured by capacity acquired under the agreements, which is included in property, plant and equipment. The balance due to WorldCom under these capacity purchase agreements amounted to $17,300,000 and $26,300,000 as of December 31, 2000 and 1999 respectively.

     Included in trade accounts payable is an amount due to Global Crossing in connection with an obligation arising from a standstill agreement resulting in the restructuring of certain of the Company's debts as more fully described in Notes 4 and 21. The obligation arising from this standstill agreement which was executed in December 2000, bears interest at a rate of 7% and requires variable payments of principal and interest through November 2002. The obligation is unsecured. As of December 31, 2000 the Company's liability to Global Crossing amounted to $10,541,000. Related accrued interest of $61,000 is included in other creditors and accrued expenses.

12. Other creditors and accrued expenses

                                                                     2000  1999
                                                                    ------ -----
                                                                    $'000  $'000
   Accrued traffic, bandwidth and network costs....................  6,321 1,765
   Accrued interest................................................    971   628
   Other...........................................................  4,802 3,327
                                                                    ------ -----
   Total........................................................... 12,094 5,720
                                                                    ====== =====

13. Short term notes

                                                                     2000  1999
                                                                    ------ -----
                                                                    $'000  $'000
   Forbearance agreement Communications Collateral Limited
    including principal and accrued interest at 12.5%, payable in one lump sum, due on demand secured by substantially all the
    assets of Telemonde Investments Limited and its subsidiaries..   2,924 4,445
   Convertible note payable, bearing interest at LIBOR plus 2%, payable in one lump sum, due April 2001, convertible to common
    stock at $0.80 per share unsecured............................   7,450   --
   Note payable, non interest bearing, payable in one lump sum,
    due on demand, unsecured......................................   1,000 1,000
   Other notes payable, interest at various rates, due on demand
    unsecured.....................................................     521 3,696
                                                                    ------ -----
                                                                    11,895 9,141
                                                                    ====== =====

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


14. Capital stock

     The Company has two classes of stock, Common Stock and Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock may be converted into approximately 4.6 shares of the Company's Common Stock and carries voting rights equal to the voting rights and powers of the Common Stock. Holders of Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock for which it is convertible. Additionally, certain corporate actions require the affirmative vote of holders of at least 66 2/3% of the shares of Preferred Stock. Holders of Preferred Stock are entitled to participate in dividends and distributions and receive preference to any distributions in the event of liquidation, dissolution or winding up.

     The Company's authorised and issued consisted of the following:

                                                                    2000  1999
                                                                    ----- -----
                                                                    $'000 $'000
   Authorised:
   145,000,000 shares of common stock $0.001 par value per share... $145  $145
                                                                    ----  ----
   5,000,000 shares of preferred stock $0.01 par value per share... $ 50  $ 50
                                                                    ====  ====
   Issued:
   108,982,546 (1999: 73,104,442) shares of common stock........... $109  $ 73
   5,000,000 (1999: nil) shares of preferred stock.................   50   --
                                                                    ----  ----
                                                                    $159  $ 73
                                                                    ====  ====

     In September 1999, the Company entered into employment agreements with two members of the Company's board of Directors, providing for compensation in the form of common stock of the Company. Under the agreements each director is entitled to shares of the Company's common stock with an aggregate value of $250,000 in exchange for services. Under terms of the agreements, the number of shares is determined by dividing $250,000 by the market value of one share of common stock on each November 1, preceding the service period. Compensation costs related to these employment agreements amounted to $500,000 and $84,000 for the years ended December 31, 2000 and 1999, respectively.

     In November 2000, the Company issued 675,000 shares of the Company's common stock to a director in connection with an agreement to terminate employment. The fair value of the shares resulted in a charge of 182,000 which is included in selling general and administrative expenses.

     In September 1999, the Company issued warrants to Communications Collateral Limited providing rights to purchase shares equal to 7% of the issued share capital of the Company immediately prior of issuance. The exercise price was set at the lesser of (i) $5.25 per share or (ii) if the price per share is below $5.25 for 20 consecutive trading days prior to an equity offering by the Company of at least $10 million, the average of the per share price during such 20 day period. The warrants are exercisable for up until 3 years from the date of the equity offering.

     Using the Black-Scholes option pricing model, the warrants have been valued at $6.6 million. This has been treated as additional paid in capital and financing costs in 1999. The valuation model is based on the prevailing stock price of $5.25 per share and a 65% volatility factor. During the year ended December 31, 2000 the exercise price of $5.25 was reduced to $2.70. The value of the warrants remained substantially unchanged at $6.6 million.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


     In August 1999, the Company issued warrants to Global Crossing (formerly Atlantic Crossing) providing rights to purchase up to 1.1 million shares of the Company's common stock. The exercise price was set at $5.25 per share. The warrants were exercisable up to one year from the date of issuance.

     Using the Black-Scholes option pricing model, the warrants have been valued at $2.4 million. This has been treated as additional paid in capital and financing costs in 1999. The valuation model was based on the prevailing stock price of $6.25 per share and a 65% volatility factor. During the year ended December 31, 2000, the warrants were cancelled resulting in a reduction to additional paid in capital and financing costs of $2.4 million.

     The Company has entered into Registration Rights Agreements with Communications Collateral Limited, WorldCom and Global Crossing providing for participation as selling shareholders beginning with the first underwritten public offering of at least $10 million. In addition the agreements provide certain additional demand and piggyback registration rights. In the event that the Company fails to comply, the Company will be liable to a penalty of $2,000,000.

15. Non cash investing and financing

                                                        2000    1999    1998
                                                       ------  -------  -----
                                                       $'000    $'000   $'000
   Common stock issued to acquire subsidiaries Net
    assets (liabilities)..............................     18  (11,341)   --
   Goodwill and other intangible assets...............  2,202   31,653    --
   Preferred stock issued to extinguish debt..........  4,025      --     --
   Common stock issued to extinguish debt............. 10,906      --     --
   Common stock issued to acquire services............  3,965      --     --
   Common stock issued in exchange for financing......  3,784      --     --
   Warrants issued in exchange for financing..........    --     8,976    --
   Cancellation of warrants issued in exchange for
    financing......................................... (2,376)     --     --
   Reclassification of inventory to property, plant
    and equipment.....................................    --    19,225    --

16. Segments

     The Company follows provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


     The Company's reportable segments include bandwidth services, voice services (including emerging markets) and advisory services. Other services includes developing businesses such as internet services and other corporate charges and income and assets (including goodwill) not attributable to a specific segment.

                                     Bandwidth  Voice   Advisory  Other
                                     Services  Services Services Services Total
                                     --------- -------- -------- -------- -----
                                              (US dollars in millions)
   2000
   Revenues.........................    19.9     10.8     7.8       1.8    40.3
   Gross margin.....................     4.2     (0.9)    7.4       0.2    10.9
   Extraordinary gain...............    17.6      --      --        --     17.6
   Net income (loss)................    12.0     (7.4)    5.5     (12.7)   (2.6)
   Total assets.....................    21.0      9.4     2.6      25.9    58.9

   1999
   Revenues.........................     8.2      --      --        --      8.2
   Gross margin.....................     1.8      --      --        --      1.8
   Net income (loss)................   (61.1)     --      --        --    (61.1)
   Total assets.....................    78.5      --      --        --     78.5

   1998
   Revenues.........................    29.3      --      --        --     29.3
   Gross margin.....................    (3.2)     --      --        --     (3.2)
   Net income (loss)................   (11.7)     --      --        --    (11.7)

17. Concentrations

     The following are the customers, together with their country of incorporation, that comprise 10% or more of operating revenues:

                                                           2000   1999   1998
                                                          ------ ------ -------
                                                          $'000  $'000   $'000
   Carrier 1 (Switzerland)............................... $  407 $  378 $10,318
   Jazz Telecom S.A. (Spain).............................  7,026    --      --
   North American Gateway Inc (Canada)...................    290    270   8,206
   Telecom Italia (Italy)................................    140  4,621     --
   Trans Global Network Services (England)...............  4,003  2,000     --
   Unisource Carrier Services AG (Switzerland)...........  1,260    727  10,807
   Wholesale Telecom Company (USA).......................  5,355    --      --

     The Company has entered into Capacity Purchase Agreements with two suppliers of trans-atlantic bandwidth. All bandwidth purchases are attributable to these two suppliers.

18. Related party transactions

 (a) During the year the Company made payments to Argonaut Limited and Harley Consultants Limited amounting to $45,000 (1999: $225,000) for directors and consultancy services. Mr. Michael Collins, a director of Telemonde Investments Limited, is a director of both Argonaut Limited and Harley Consultants Limited and has a controlling interest in Argonaut Limited.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


  (b) During the year the Company made payments to Equitel Communications Limited amounting to $nil (1999: $428,000) for commissions earned on sales contracts. The directors and shareholders of Equitel Communications Limited include directors of Telemonde Inc. The vendors of Equitel Communications Limited included Janet Pomeroy, Adam Bishop and Telcoworld Limited. Kevin Maxwell is associated with Telcoworld Limited. Kevin Maxwell and Adam Bishop are directors of Telemonde Inc. Kevin Maxwell was a director of Equitel Communications Limited and Harry Pomeroy is a director of Equitel Communications Limited.

  (c) During the year Hoolcross Limited advanced $70,000 to the Company. Kevin Maxwell is a beneficial shareholder of Hoolcross Limited.

19. Acquisitions

  (a) Desert Telecommunications Services LLC

     In March 2000, the Company entered into an agreement to acquire an additional 26% interest in Desert Telecommunications Services LLC in Oman. Through its subsidiary Equitel Communications Limited, the Company held a 49% interest in Desert Telecommunications Services LLC which had been accounted for under the equity method.

     The acquisition was accounted for as a purchase. The purchase price was allocated to the assets and liabilities acquired based on their fair market values. The assets, liabilities and results of operations of Desert Telecommunications Services LLC are included with those of the Company as of April 1, 2000.

     The total purchase price amounted to $2,026,000 and was comprised of 1,750,000 shares of common stock of the Company. The excess of the purchase price over the assets acquired and liabilities assumed of $2,202,000 has been attributed to goodwill. Goodwill is being amortised on the straight line basis over the period of expected benefits, estimated to be 10 years.

  (b) Equitel Communications Limited

     On November 8, 1999, the Company, acquired the entire issued share capital of Equitel Communications Limited, a telecommunications services company incorporated in the United Kingdom. The combination has been accounted for under the purchase method and the results have been included from the date of acquisition. Under the terms of the Share Purchase Agreement, the consideration payable to the vendors is $19,000,000 satisfied by the issue of 4,947,917 shares of common stock of the Company.

     Possible contingent consideration is calculated by multiplying reported earnings before interest and tax for the year ending December 31, 2001 by 5, subject to a maximum of $50,000,000, payable on June 30, 2002.

     The contingent consideration is to be satisfied by shares in the Company. If any additional sums become payable, goodwill and the related amortisation charge will increase accordingly.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


     The purchase consideration has been allocated as follows:

   Fair value of net liabilities acquired.......................... (11,402,000)
   Goodwill........................................................  25,604,000
   Customer base...................................................   3,898,000
   Employees.......................................................     900,000
                                                                    -----------
                                                                    $19,000,000
                                                                    ===========

  (c) TGA (UK) Limited

     On August 9, 1999, the Company acquired the entire issued share capital of TGA (UK) Limited, a switching services company based in the United Kingdom. The combination has been accounted for under the purchase method and the results have been included from the date of acquisition. The price paid was 200,000 shares of common stock of the Company, valued at $1,312,000. This has been allocated as follows:-

   Fair value of net assets acquired................................     61,000
   Goodwill.........................................................  1,251,000
                                                                     ----------
                                                                     $1,312,000
                                                                     ==========

20. Commitments

     The Company has entered into long term agreements for its principal offices and the acquisition of telecommunications services. Future minimum payments under non-cancellable commitments are as follows.

   Year ended December 31,
   -----------------------
     2001..............................................................   2,150
     2002..............................................................   1,622
     2003..............................................................   1,262
     2004..............................................................   1,000
     2005..............................................................   4,000
     Thereafter........................................................     --

     Under the terms of our capacity sales agreements, our customers were obliged to pay the full purchase prior to the balance sheet date. As a result, the net investment in direct financing leases amounted to nil. There were no future minimum lease payments. The unguaranteed residual values accruing to the benefit of the lessor amounted to nil. Unearned income amounted to nil. Contingent rentals receivable in the year amounted to nil.

21. Contingencies, risk and uncertainties

  (a) Communication Collateral Limited

     In April 1999, the Company entered into a capacity option agreement with Communications Collateral Limited. The agreement granted a put option to Communications Collateral Limited to require the Company to purchase certain capacity for $6,500,000. Communications Collateral Limited exercised the option and the Company has paid $2,500,000 of the purchase price but defaulted on the remaining balance of

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998

  $4,000,000. In January 2000, the Company entered into a forbearance agreement with Communication Collateral Limited whereby the Company was granted additional time to pay the sums due under the option agreement. In connection with its debts to Communications Collateral Limited, the Company has granted collateral over and could foreclose on substantially all assets of the Company. As of December 31, 2000 the Company remains in default of the option agreement. The balance due to Communications Collateral Limited under the option agreement, including interest thereon of $2,924,000 and $4,445,000 as of December 31, 2000 and 1999 is classified in short term notes.

  (b) WorldCom

     In December 1998 and March 1999, the Company entered into agreements to purchase certain capacity with a value of $19,800,000 and $6,500,000, respectively, from WorldCom. The Company defaulted on the total liability under these agreements of $26,300,000. In December 1999 the Company received a standstill letter, which was later amended in May 2000, from WorldCom to defer demanding immediate payment of amounts due under the capacity purchase agreements. In July 2000 an agreement was reached with WorldCom whereby $9,000,000 of the outstanding debt due to WorldCom was exchanged for shares in the Company with an equivalent fair market value. As of December 31, 2000, the Company remains in default of its obligations under the capacity purchase agreements. Should the Company be unable to meet its obligations under the capacity purchase agreements and subsequent standstill arrangements, WorldCom could foreclose on assets included in property, plant and equipment with a net book value of $11,835,000 as of December 31, 2000. The current standstill arrangements expire in April 2001.

  (c) Global Crossing

     In June 1998 the Company entered in an agreement to purchase certain capacity from Global Crossing at a cost of $64,800,000. In December 1998 and December 1999, the Company entered into capacity operating lease agreements with Global Crossing to draw down capacity and make payments amounting to $12,856,000. The Company defaulted on its obligations under the capacity purchase agreements and the capacity lease obligations resulting in the Company owing $9,000,000 (plus related charges of $2,900,000) for drawdown services and having an outstanding obligation to draw down further capacity of $42,900,000. In December 2000, the Company and Global Crossing entered into a standstill agreement to settle the terms of the Company's liabilities under the capacity purchase and lease agreements. As more fully discussed in Note 4, the standstill agreement provided for the extinguishment of liabilities under the capacity purchase and lease agreements in exchange for inventory, a new obligation to pay $11,911,000 and 5,000,000 shares of the Company's Series A Convertible Preferred Stock. Should the Company be unable to meet its obligations under the standstill agreement, the remaining amount due under the standstill agreement including interest thereon, and the cash equivalent of the Preferred Stock issued of approximately $4,025,000 will become immediately due and payable. Additionally, Global Crossing may take action to pursue debts arising under the original obligations which amounted to approximately $55,025,000. As of December 31, 2000, the Company owed $10,541,000 under terms of the standstill agreement which is classified in trade accounts payable. As of December 31, 1999, the total debt under the capacity purchase and lease agreements of $51,945,000 was classified in accounts payable.

                                 TELEMONDE INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    As of December 31, 2000, 1999 and 1998


  (d) Gemini Submarine Cable System Limited

     In April 1998, the Company purchased IRUs relating to trans-atlantic capacity from Gemini Submarine Cable System Limited. The Company agreed to acquire up to a maximum of STM-16. The capacity sales agreement was amended by three letter agreements dated January 27, April 16, and April 22, 1999. These amendments provided that an IRU for only one (1) STM-1 would be acquired, and additional capacity would be leased for a lump sum payment plus monthly payments for a three-month period ending July 16, 1999. Further negotiations between the parties provided that the lump sum payment of $2,700,000 would fall due on October 7, 1999 in the form of two promissory notes. The Company has paid Gemini Submarine Cable System Limited the full balance owing for the IRU relating to the first STM-1 but has defaulted on its obligations under the two promissory notes. This default gives Gemini the right to immediately terminate the Indefeasible Rights of Use. As of December 31, 2000 and 1999 the Company owed $2,190,000 and $2,700,000, respectively, under the promissory notes which is classified among trade accounts payable.

22. Liquidity

     For the year ended December 31, 2000, the Company incurred a net loss of $2.6 million and used cash in operating activities of $1.4 million. Partially because of these losses, the Company finds itself in a unfavourable financial position. At December 31, 2000, the Company had negative working capital of $39.5 million.

     To improve liquidity and provide working capital to support the Company's operations, in 2000 the Company took several actions during the year. The Company completed 7 equity transactions to extinguish debt resulting in a net reduction of current liabilities of $54 million. The Company obtained financing in the form of short term notes resulting in cash inflows of $7.7 million to satisfy existing debts. The Company has been actively negotiating with its creditors to produce agreements to restructure its liabilities and provide more favourable payment terms. Further, the Company has been pursuing possibilities to raise additional funds through a further offering of shares.

     Subsequent to December 31, 2000, the Company has continued to actively seek opportunities with its existing creditors to restructure its liabilities and delay immediate demand of payment. The Company believes that it will be successful in its negotiations. However, there can be no assurance that the Company will be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs.

     In addition to the continuing risks related to the Company's future liquidity, the Company also faces numerous other risks associated with its industry. These risks include demand for bandwidth and associated services, intense competition and political and economic condition in target markets. Certain additional risks are discussed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.