Form 10-Q
period 2001-03-31
TELEMONDE INC
filed 2001-05-14
CIK 1098387

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

    For the quarterly period ended March 31, 2001
                                   --------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to _______________

                       Commission file number: 000-28113

                                TELEMONDE, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)

               Delaware                                  62-1795931
               --------                                  ----------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

  230 Park Avenue, 10th Floor, New York, New York                10169
  -----------------------------------------------                -----
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

   As of May 1, 2001, Telemonde, Inc. had outstanding 109,482,546 shares of common stock, $.001 par value per share.

                                TELEMONDE, INC.
                                ---------------

                                     INDEX

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Independent Accountant's Report

        Consolidated Financial Statements:
        Consolidated Balance Sheets -
         March 31, 2001 and December 31, 2000

        Consolidated Statements of Income -
         Three months ended March 31, 2001 and 2000
        Consolidated Statements of Cash Flow -
         Three months ended March 31, 2001 and 2000

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying condensed consolidated balance sheet of Telemonde, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 17, 2001, we expressed an unqualified opinion with an explanatory paragraph on those consolidated financial statements. We reported that there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities, that might be necessary in the event that the Company cannot continue in existence. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                        /s/ MOORE STEPHENS
                                                        Chartered Accountants

St. Paul's House
London EC4P 4BN
May 14, 2001

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)


                                                                         At 31 March 2001   At 31 December 2000
                                                                         -----------------  --------------------
                                                                            (Unaudited)          (Audited)
Assets

Cash and cash equivalents                                                   $       1,252        $        1,430
Trade accounts receivable, net of allowance for
 doubtful debts of $2,147 in 2001 and $2,025 in 2000                                6,681                 6,313
Prepayments and other debtors                                                       8,939                 9,403
                                                                            -------------        --------------
Total current assets                                                               16,872                17,146

Property, plant and equipment                                                      17,498                18,113
Intangible assets                                                                  22,629                23,618
                                                                            -------------        --------------
Total assets                                                                $      56,999        $       58,877
                                                                            =============        ==============

Liabilities and stockholders' equity
Trade accounts payable                                                      $      28,441        $       29,025
Other creditors and accrued expenses                                               12,927                12,094
Deferred income                                                                     3,720                 3,595
Short term notes                                                                   12,369                11,895
                                                                            -------------        --------------
Total current liabilities                                                          57,457                56,609
                                                                            -------------        --------------

Trade accounts payable non-current                                                  6,000                 6,000
                                                                            -------------        --------------

Minority interests                                                                    111                    90
                                                                            -------------        --------------

Stockholders' equity
Preferred stock                                                                        50                    50
Common stock                                                                          109                   109
Additional paid in capital                                                         71,507                71,437
Retained deficit                                                                  (78,235)              (75,418)
                                                                            -------------        --------------
Total stockholders' deficit                                                        (6,569)               (3,822)
                                                                            -------------        --------------

Total liabilities and stockholders' equity                                  $      56,999        $       58,877
                                                                            =============        ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                                TELEMONDE, INC.

                       Consolidated Statements of Income
          (US Dollars expressed in thousands, except per share data)
                                  (unaudited)

                                                                              Three months ended 31 March
                                                                             -----------------------------
                                                                                  2001             2000
                                                                             ------------     ------------
Revenues                                                                   $      9,479       $     8,643

Cost of sales                                                                     8,104             6,792
                                                                           ------------       -----------
Gross margin                                                                      1,375             1,851
                                                                           ------------       -----------

Operating expenses
Selling, general and administrative expenses                                      2,577             2,611

Research and development                                                            600               503

Amortization of goodwill                                                            989               909

Reserve for doubtful debts                                                          122                 0

                                                                           ------------       -----------
Operating expenses                                                                4,288             4,023
                                                                           ------------       -----------

Operating loss                                                                   (2,913)           (2,172)
                                                                           ------------       -----------

Other income (expense)
Interest income                                                                     112               106

Interest expense                                                                   (502)             (502)

Share of loss of associate                                                            0              (255)

Foreign exchange gains                                                              507                85

                                                                           ------------       -----------
Total other income (expense)                                                        117              (566)
                                                                           ------------       -----------

Loss before minority interests                                                   (2,796)           (2,738)

Minority interests                                                                  (21)                0

                                                                           ------------       -----------
Loss for the period                                                             ($2,817)          ($2,738)
                                                                           ============       ===========

Loss per share - basic and diluted                                               ($0.03)           ($0.03)

The accompanying notes are an integral part of these consolidated statements of income.

                                TELEMONDE, INC.
                     Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                  (unaudited)

                                                                          Three months ended 31 March
                                                                         ----------------------------
                                                                               2001              2000
                                                                             ------            ------
Operating activities
         Loss                                                            $   (2,817)      $    (2,738)

         Adjustments to reconcile loss to net cash provided by
         operating activities:
             Reserve for doubtful debts                                         122                 0

               Amortization of goodwill                                         989               909
               Depreciation                                                     681               569
               Fees satisfied by issuance of stock                               70             1,071
               Fees satisfied by issuance of short term notes                   935                 -
               Minority interests                                                21                 0
               Unrealized gains on foreign currency transactions               (350)                0
               (Increase) decrease in trade accounts receivable                (490)           (3,988)
               (Increase) decrease in prepayments and other debtors             464              (591)
               (Increase) decrease in inventory                                   0               650
               Increase (decrease) in trade accounts payable                   (584)            3,790
               Increase (decrease) in accrued expenses                          918               345
               Increase (decrease) in deferred income                           125               496
                                                                         ----------       -----------

Net cash provided by operating activities                                        84               513
                                                                         ----------       -----------

Investing activities
         Purchase of property, plant and equipment                              (66)              (66)
                                                                         ----------       -----------

         Net cash used in investing activities                                  (66)              (66)
                                                                         ----------       -----------

Financing activities
         Repayment of short term notes                                         (196)                0
         Proceeds from short term notes                                           0               923
         Issuance of stock                                                        0                10
                                                                         ----------       -----------

         Net cash provided by (used in) financing activities                   (196)              933
                                                                         ----------       -----------

Net increase (decrease) in cash and cash equivalents                           (178)            1,380

Cash and cash equivalents beginning of period                                 1,430                62
                                                                         ----------       -----------


Cash and cash equivalents end of period                                  $    1,252       $     1,442
                                                                         ----------       -----------

Supplemental disclosure of cash flow information:

         Interest paid                                                   $        5       $       194

The accompanying notes are an integral part of these consolidated statements of cash flow.

                                TELEMONDE, INC.
                  Notes to Consolidated Financial Statements
                                 March 31,2001


1. Reference is made to the Notes to Consolidated Financial Statements contained in our December 31, 2000 audited consolidated financial statements included in our 2000 Annual Report and our 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2. In our Quarterly Report for the quarter ended September 30, 2000 filed on Form 10-Q with the SEC on November 14, 2000, we reflected a charge of $3,247,000 arising from an amendment in the terms of a contract to provide bandwidth. The sale had originally been reflected as revenue with a related cost of sale in our Quarterly Report for the quarter ended March 31, 2000 filed on Form 10-Q/A-2 on June 4, 2000. For the purpose of the comparative financial statements, we have reflected this change in the terms of the contract in the accompanying statement of income for the quarter ended March 31, 2000. The effect of this restatement is a reduction to net income of $3,247,000.

3. At March 31, 2001, we had issued and outstanding 109,482,546 shares of common stock and 5,000,000 shares of preferred stock. At December 31, 2000, we had issued and outstanding 108,982,546 shares of common stock and 5,000,000 shares of preferred stock.

4. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." The calculation of basic earnings per share in accordance with SFAS No. 128 is as follows:

                                                Three months ended March 31,
                                                    2001           2000

Loss attributable to common stockholders        $ (2,817,000)   $(2,738,000)
                                                ------------    -----------
Average common shares issued and outstanding     109,454,769     80,546,191
                                                ============    ===========

Basic and diluted loss per share                $      (0.03)   $     (0.03)
                                                ------------    -----------

No adjustment to earnings per share arises on the issue of warrants as the effect is antidilutive.

5. We follow provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by a corporation's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

Our reportable segments include bandwidth services, voice services (including emerging markets) and advisory services. "Other services" includes development businesses such as Internet services and other corporate charges and income and assets (including goodwill) not attributable to a specific segment. The following represents selected consolidated financial information for our segments:

                            Bandwidth     Voice    Advisory     Other    Total
                             Services   Services   Services   Services
                            ----------  ---------  ---------  ---------  ------
                                             (US Dollars in millions)
Three months ended
March 31, 2001

Revenues                          3.6        2.3        3.4        0.2     9.5
Gross margin                     (0.6)      (0.3)       2.1        0.2     1.4
Net income (loss)                (2.3)      (1.4)       1.8       (0.9)   (2.8)
Total assets                     18.2        9.1        5.3       24.4    57.0

Three months ended
March 31, 2000

Revenues                          6.8        1.2        0.0        0.6     8.6
Gross margin                      3.2       (0.1)       0.0       (1.2)    1.9
Net loss                          1.5       (1.0)      (0.3)      (2.9)   (2.7)

December 31, 2000

Total assets                     21.0        9.4        2.6       25.9    58.9


6. The FASB has issued SFAS No. 130, "Comprehensive Income Reporting." In the three months ended March 31, 2001 and March 31, 2000, there were no components of comprehensive income for the Company other than net income.

7. In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SAFS 140 supersedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. With some exceptions, this statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not believe that the adoption of this standard will have a material impact on our results of operations.

8. On March 13, 2001, we entered into an agreement with Parrington Associates Limited whereby the company agreed to pay a commission of $1,050,000 in consideration for services provided by Parrington Associates. The commission was satisfied by a cash payment of $115,000 and notes payable of $935,000. The notes bear interest at 1 per cent per month and are repayable in three installments ending on September 30, 2001. The notes are convertible into shares of Common Stock prior to September 30, 2001 (subject to an increase in our authorized share capital at our Annual Meeting of Stockholders on May 31, 2001) at the option of Parrington Associates, based on a conversion price of $0.15 per share.

9. On March 29, 2001, we entered into an agreement with Home Run Limited to extend the repayment period of the (Pounds)5.0 million ($7.1 million) facility advanced by Home Run. The loan bears interest at Libor plus 2 per cent and is repayable on April 26,2002. The loan is convertible into shares of our common stock prior to the repayment date at the option of Home Run, based on a conversion price of $0.16 per share. In the event that the number of our authorized shares of Common Stock are not increased at our Annual Meeting of Stockholders on May 31, 2001, the loan will be repayable immediately.

10. On May 9, 2001, the Board of Directors resolved to increase our investment in EquiTel Communications Limited as part of the contingent consideration arrangements set out in the purchase agreement dated November 8, 1999 with the former shareholders of EquiTel relating to our purchase of EquiTel. The additional investment amounted to $1,632,000 satisfied by the issuance of 12,434,286 shares of Common Stock. The additional cost of the investment will be expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are any statements other than those relating to historical information or current condition, including without limitation, statements regarding future margin performance, customer retention capabilities, future revenues, strategy, and pricing of services. Forward-looking statements can often be identified by the use of forward-looking words such as "believes," "estimates," "expects," "intends," "may," "will," should," or "anticipates". In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements also may be included in various filings that we have made or may make with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include certain risks identified in this Quarterly Report and other risks referenced from time to time in our filings with the SEC, including our 2000 Annual Report on From 10-K filed with the SEC on April 2, 2001.

You should read the following discussion and analysis together with our Financial Statements, including the notes, appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K.

Overview

We are an international communications business that offers telecommunications and related services.

Our principal areas of business are: the sale and management of telecommunications bandwidth, including the provision of internet transit services; switched voice services-both wholesale switching of international traffic and international route management; the provision of intelligent network services in emerging markets; Internet and related services (including content and streaming services) and telecommunications advisory services. Our customers include leading global telecommunications carriers, public telephone operators in developing countries, Internet service providers, multimedia service providers and telecoms hotel developers. We seek to capitalize on the increasing demand for high quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend towards telecommunications deregulation, the growth of voice, video, data and Internet traffic and the increase in the amount of co-location space (space where telecommunications operators house their networking equipment within telecoms hotels) required in various parts of the world.

Various of our services are supplied to customers in emerging markets or customers that wish to develop their services in emerging markets. We consider an emerging market to be a market where the telecommunications industry can be described as underdeveloped. An underdeveloped telecommunications industry is one that lacks the level of technological infrastructure or expertise as is prevalent in developed countries. Often this relates to countries where the state continues to own the public telephony operator and competition is limited. Emerging markets evolve from markets with strict barriers to entry, for example as a result of a particular political regime. Geographically such markets can be found in Eastern Europe, Africa, the Middle East, Asia-Pacific and Central and Latin America.

Industry Trends

We believe that in the managed bandwidth and wholesale voice services markets, a rapid consolidation of companies operating in this sector is beginning. This consolidation is being driven by decreasing gross margins resulting in attempts by companies to reduce their costs and as a result, reducing the requirement for external sources of funding. This consolidation process is likely to see an emergence of profitable and funded companies in this sector in 2002.

High value will continue to be available in the emerging markets sector for an increasing number of communications supported services such as:

   .  Telecoms hotel infrastructure.

   . Web hosting services, including data storage; server housing and support management; firewalls; IP delivery solutions; and contest mirroring.

   .  Route Management.

   .  Value adding voice services provided over existing access infrastructures.

Markets with high telephone line market penetration rates, predominantly Western Europe, North America, Japan and parts of the Asia-Pacific region, are likely to see the emergence of truly broadband access networks and the developments of user demand for focused services that address narrowly defined market segments with high quality video and audio programming on a subscription basis. This will lead to a continually developing range of content delivery solutions as the economics of the balance between bandwidth and storage of content continues to evolve. The ability to use assets in a variety of manners will be a key component for success.

In the medium term, we believe that there will be a migration of broadcast video services to a subscription base of digital end-users, with the capability to edit out advertising. As a consequence, the advertisers will shift focus to addressing customers through niche programming over broadband access networks. These channels will become the new free to view channels. The broadcast subscription digital networks will carry mainstream programming, with advertisers using product placement as their channel to market.

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

Operating Risks

During our limited operating history we have experienced operating losses, negative cash flow from operations and net losses.

We were organized in March 1998 and have a limited operating history. We have incurred operating losses and negative cash flow since our inception. From the date of inception to March 31, 2001 we have incurred losses of $78.2 million. Despite recognizing $87.3 million in revenues, we incurred a deficit on total stockholders' equity of $6.6 million for the period from March 10, 1998 through March 31, 2001. We may continue to incur losses and negative cash flow throughout 2001 as we expand our services and customer base.

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

We have incurred a high level of debt. As of March 31, 2001, we had a combined total liability of $63.5 million, including: $17.8 million due to WorldCom; $10 million due to be repaid to Global Crossing as $4 million in November 2001 and $6 million in November 2002 and a loan from Home Run Limited of $7.1 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $3.0 million and Gemini in the sum of $2.1 million.

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

Results of Operations

For the three months ended March 31, 2001 compared with the three months ended March 31, 2000.

Revenues for 2001 increased by 10% to $9.5 million compared with $8.6 million for 2000. Bandwidth revenues fell by $3.2 million due to customers preferring leasing contracts compared with a major $3.0 million bandwidth sale in 2000. The bandwidth reduction was more than offset by revenues in 2001 for advisory services of $3.4 million and attributable revenues from Desertel our Oman based subsidiary of $1.3 million compared with zero bases in 2000. Advisory services revenues are attributable to provision of telecom hotels development and consultancy services and to corporate advisory services by senior management to global communications operators and property development companies. We acquired our 75% controlling interest in the Desertel joint venture from 1 April 2000.

Cost of sales for 2001 increased by 19% to $8.1 million compared with $6.8 million for 2000. The higher percentage increase in cost of sales compared with revenues resulted in gross margin in 2001 being reduced to 15% compared with 22% in 2000. The main reasons for this were changes in revenue mix and provision for introductory commissions on new revenues.

Selling, general and administrative expenses were $2.6 million in both years. The inclusion of Desertel costs of $0.1 million being offset by reductions in staff costs and professional costs.

Research and development increased to $0.6 million in 2001 from $0.5 million in 2000 arising from the completion of engineering recruitment in the second half of 2000.

Amortization of goodwill was marginally higher at $1.0 million and there was a provision for a doubtful debt of $0.1 million in 2001 with no similar provision in the previous year.

Both interest income of $0.1 million and interest expense of $0.5 million in 2001 were unchanged from 2000.

Foreign exchange gains increased to $0.5 million in 2001 from $0.1m in 2000 mainly from the strengthening of the US dollar in the first quarter of 2001.

The loss for the three months ended March 31, 2001 was $2.8 million which was almost identical to the loss in the first quarter of 2000.

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

Net cash provided by operating activities was $0.1 million in the three months ended March 31, 2001, compared with $0.5 million in 2000.

Net cash used in investing activities in 2001 was similar to 2000.

Net cash used in financing activities in 2001 of $0.2 million reflecting repayment of short-term notes whereas cash provided in 2000 of $0.9 million arose from additional short-term notes.

Since inception through March 31, 2001, we have incurred losses of $78.2m and have had negative cash flow from operating activities of $18.0 million.

The level of indebtedness of $63.5 million at 31 March 2001 has increased marginally from $62.6 million at 31 December 2000.

As a consequence of the significant fall of the market prices for bandwidth and its impact on our operations and financial results in 1999, 2000 and continuing in 2001, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements. We have completed certain renegotiations and have made significant steps to reducing our debt service requirement.

Pursuant to a Standstill Agreement, we owe Global Crossing $10 million for services supplied and not paid for. This is repayable as to $4 million due on November 30, 2001 and $6 million due on November 30, 2002. A repayment of $0.5 million due on February 28, 2001 was duly made. We have entered into a new commitment to purchase $8 million of services from Global Crossing over the next five years at the prevailing market prices at the time of purchase. If our stockholders do not vote to increase our authorized share capital at our Annual Meeting of Stockholders on May 31, 2001, $4 million will become immediately due and payable to Global Crossing because the 5 million preferred shares issued to Global Crossing on December 14, 2001 will not be convertible into shares of common stock. If we are unable to meet any of our obligations under the Standstill Agreement, Global Crossing may take action to pursue us for $55 million under our original obligations to them.

In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not take delivery of four of these circuits resulting in a default in the principal sum of $26.3 million.

Since December 1999, WorldCom has agreed subject to the terms of a standstill letter (as amended) not to take proceedings in respect of the outstanding liability. Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. The principal amount now outstanding is $17.8 million. Management is in negotiations with WorldCom to settle the remaining liability.

We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in

February 2000, as at March 31, 2001 our outstanding debt to CCL was $3.0 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. We have agreed with CCL that the award of these shares is conditional upon an increase in our number of authorized shares of Common Stock.

We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at March 31, 2001, the outstanding debt was $2.1 million. As at March 31, 2001, we had paid Gemini $1.2 million, of which $0.7 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Management is in continued discussion with Gemini regarding this debt.

We entered into a convertible loan facility with Home Run Limited on April 27, 2000. Home Run provided us with a facility of (Pounds)5.0 million ($7.1 million). The repayment terms have been extended to April 26, 2002. The extension was granted on the basis of an adjustment to the conversion value based on the current market price of our shares of Common Stock. The Loan may now be converted at the option of Home Run into shares of Common Stock on the basis of one share of Common Stock for every $0.16 of loan value outstanding. Any conversion is dependent on the increase of authorized shares of Common Stock. In the event that the number of our authorized shares of Common Stock is not increased at our Annual Meeting of Stockholders on May 31, 2001, the loan will be repayable immediately.

At March 31, 2001 we had no material capital commitments.

We currently do not have the capital base or working capital facilities to meet our projected commitments. We are currently seeking short-term debt finance. We are seeking to raise additional equity in order to provide us with an increased capital base for the future and to enable us to meet debt as and when they fall due.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our main exchange risk currently arises from fluctuations between the US dollar and pounds sterling because most of our employees are based in our executive and administrative offices in London, England.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

No securities of Telemonde which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by Telemonde during the first quarter of 2001, except as follows:

On January 4, 2000, Telemonde issued 500,000 shares of its common stock to Brown Shipley as consideration for the provision of certain corporate advisory services.

An exemption has been claimed under Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the first quarter of 2001.

ITEM 5. OTHER INFORMATION.

On March 30, 2001, Inspectors appointed in 1992 by the UK government's Secretary of State for Trade and Industry issued a Report relating to certain matters pertaining to Mirror Group Newspapers that occurred between 1984 and 1991("the Report"). Telemonde's Chairman, Mr. Kevin Maxwell was a director of Mirror Group Newspapers and other companies controlled by Mr. Maxwell's late father, Mr. Robert Maxwell during this period. Mr. Kevin Maxwell's conduct was the subject of criticism in the Report. Certain actions of Mr. Larry Trachtenberg, Executive Vice President and Chief Information Officer who was a Director of other companies controlled by Mr. Robert Maxwell during this period were also criticized in the Report. The Department of Trade and Industry has stated that it is considering its response to the Report and that it may seek to take steps against persons named in the Report under the Company Directors Disqualification Act 1996. No steps have been taken in such connection. The Board of Directors of Telemonde has discussed the Report and voted to retain Mr. Maxwell as Chairman.

On May 9, 2001, the Board of Directors authorized the issuance of 12,434,286 shares of Common Stock to the former shareholders of EquiTel Communications Limited. The issuance of such shares is in satisfaction of part of the deferred consideration as derived by an independent third party, as set out in the purchase agreement with the former shareholders of EquiTel dated November 8, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

(b)  No Reports on Form 8-K were filed during the first quarter of 2001


                                  SIGNATURES
                                TELEMONDE, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                TELEMONDE, INC.


Date: May 14, 2001                 /s/ Adam N. Bishop
                                   -------------------------------
                                   Adam N. Bishop, President and
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

10.3*        Form of Employment Agreement between Executive Officers and
             Telemonde.

10.3(a)*     Schedule of Employees covered by Form of Employment Agreement.

10.4* Capacity Sales Agreement between Gemini Submarine Cable System Limited and Telemonde International Bandwidth (Bermuda) Limited, April 3, 1998.

10.4(a)* Promissory Note from Telemonde, Inc. to Gemini Submarine Cable System Limited, dated August 27, 1999 for $1,300,000.

10.4(b)* Promissory Note from Telemonde, Inc. to Gemini Submarine Cable System Limited, dated August 27, 1999 for $1,400,000.

10.4(c)+ Letter Agreement, dated October 27, 2000, from Gemini Submarine Cable System Limited to Telemonde International Bandwidth(Bermuda) Limited.

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

21+++        Subsidiaries of Registrant.


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

+++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,2000, as filed with the SEC on April 2, 2001.