Form 10-Q
period 2001-06-30
TELEMONDE INC
filed 2001-08-13
CIK 1098387

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

    For the quarterly period ended June 30, 2001
                                   -------------

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

   As of August 1, 2001, Telemonde, Inc. had issued and outstanding 122,836,118 shares of common stock, $.001 par value per share.

                                TELEMONDE, INC.
                                ---------------

                                     INDEX

                                                                     Page Number
                                                                     -----------
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Independent Accountant's Report                                      3
         Consolidated Financial Statements:

         Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000                              4

         Consolidated Statements of Income -
             Three and six months ended
             June 30, 2001 and 2000                                           5

         Consolidated Statements of Cash Flow -
             Three and six months ended
             June 30, 2001 and 2000                                           6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

         Forward-Looking statements                                          10
         Overview                                                            11
         Industry Trends                                                     11
         Operating Risks                                                     12
         Results of Operations                                               13
         Liquidity and capital resources                                     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   17

Exhibits index                                                               18

INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying condensed consolidated balance sheet of Telemonde, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of income and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                                           MOORE STEPHENS
                                                           Chartered Accountants

St. Paul's House
London EC4P 4BN
August 9, 2001

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)


                                                                           At June 30, 2001   At December 31, 2000
                                                                           ----------------   --------------------
                                                                              (Unaudited)           (Audited)
Assets

Cash and cash equivalents                                                   $       1,339        $        1,430
Trade accounts receivable, net of allowance for
 doubtful debts of $2,197 in 2001 and $2,025
 in 2000                                                                            3,156                 6,313
Prepayments and other debtors                                                       3,013                 9,403
                                                                            -------------        --------------
Total current assets                                                                7,508                17,146
Property, plant and equipment                                                      16,829                18,113
Intangible assets                                                                  16,640                23,618
                                                                            -------------        --------------
Total assets                                                                $      40,977        $       58,877
                                                                            =============        ==============

Liabilities and stockholders' equity

Trade accounts payable                                                      $      29,813        $       29,025
Other creditors and accrued expenses                                               10,852                12,094
Deferred income                                                                     2,640                 3,595
Short term notes                                                                   12,282                11,895
                                                                            -------------        --------------
Total current liabilities                                                          55,587                56,609
                                                                            -------------        --------------

Trade accounts payable non-current                                                  6,000                 6,000
                                                                            -------------        --------------

Minority interests                                                                     89                    90
                                                                            -------------        --------------

Stockholders' equity

Preferred stock                                                                        50                    50
Common stock                                                                          123                   109
Additional paid in capital                                                         72,368                71,437
Retained deficit                                                                  (93,240)              (75,418)
                                                                            -------------        --------------
Total stockholders' deficit                                                       (20,699)               (3,822)
                                                                            -------------        --------------

Total liabilities and stockholders' equity                                  $      40,977        $       58,877
                                                                            =============        ==============


See accompanying notes and independent accountant's report.

                                TELEMONDE, INC.

                       Consolidated Statements of Income
           (US Dollars expressed in thousands, except per share data)
                                  (unaudited)

                                                                       Three months ended        Six months ended
                                                                     ---------------------    ---------------------
                                                                            June 30                  June 30
                                                                     ---------------------    ---------------------
                                                                        2001        2000        2001        2000
                                                                     --------      ------     --------    --------

Revenues                                                             $  3,832    $ 18,603     $ 13,311    $ 27,246

Cost of sales                                                           5,104      10,708       13,208      17,500
                                                                    ---------    --------    ---------    --------
Gross margin                                                           (1,272)      7,895          103       9,746
                                                                    ---------    --------    ---------    --------

Operating expenses
Selling, general and administrative expenses                            2,998       5,510        6,175       8,624

Amortization of goodwill                                                  989         959        1,978       1,838

Provision for contract terminations                                     2,500           0        2,500           0

Financing costs                                                            50       2,074           50       2,074

Impairment of goodwill                                                  6,632       2,212        6,632       2,242

Reserve for doubtful debts                                                279           0          401           0
                                                                    ---------    --------    ---------    --------
Operating expenses                                                     13,448      10,755       17,736      14,778
                                                                    ---------    --------    ---------    --------

Operating loss                                                        (14,720)     (2,860)     (17,633)     (5,032)
                                                                    ---------    --------    ---------    --------

Other income (expense)
Interest income                                                            73         381          185         487

Interest expense                                                         (493)       (232)        (995)       (734)

Share of loss of associate                                                  0        (145)           0        (400)

Foreign exchange gains                                                    113         362          620         447
                                                                    ---------    --------    ---------    --------
Total other income (expense)                                             (307)        366         (190)       (200)
                                                                    ---------    --------    ---------    --------

Loss before minority interests                                        (15,027)     (2,494)     (17,823)     (5,232)

Minority interests                                                         22         (23)           1         (23)
                                                                    ---------    --------    ---------    --------
Loss for the period                                                   (15,005)     (2,517)     (17,822)     (5,255)
                                                                    =========    ========    =========    ========

Loss per share - basic and diluted                                  $   (0.13)   $  (0.03)   $   (0.16)   $  (0.06)

See accompanying notes and independent accountant's report.

                                TELEMONDE, INC.
                     Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                  (unaudited)

                                                                          Six months ended June 30
                                                                         ----------------------------
                                                                              2001             2000
                                                                         -----------      -----------
Operating activities
     Loss                                                                $   (17,822)     $    (5,255)

     Adjustments to reconcile loss to net cash provided by
       operating activities:
         Reserve for doubtful debts                                              220                0
         Amortization of goodwill                                              1,978            1,838
         Depreciation                                                          1,339            1,276
         Fees satisfied by issuance of stock                                   1,445            8,312
         Fees satisfied by issuance of short term notes                          935                0
         Impairment of goodwill                                                5,000            2,242
         Minority interests                                                       (1)              39
         Goodwill of acquired subsidiary                                           0           (1,404)
         Net assets of acquired subsidiary                                         0              (34)
         Unrealized gains on foreign currency transactions                      (450)               0
         (Increase) decrease in trade accounts receivable                      2,937           (5,757)
         (Increase) decrease in prepayments and other debtors                  6,390           (8,730)
         Increase (decrease) in trade accounts payable                           788            2,623
         Increase (decrease) in accrued expenses                              (1,573)           5,398
         Increase (decrease) in deferred income                                 (955)             132
                                                                         -----------      -----------
Net cash provided by operating activities                                        231              680
                                                                         -----------      -----------

Investing activities
     Purchase of property, plant and equipment                                   (55)            (548)
     Cash acquired on acquisition of subsidiary                                    0              170
                                                                         -----------      -----------
     Net cash used in investing activities                                       (55)            (378)
                                                                         -----------      -----------

Financing activities
         Repayment of short term notes                                          (267)               0
         Proceeds from short term notes                                            0            2,512
         Issuance of stock                                                         0                3
                                                                         -----------      -----------
         Net cash provided by (used in) financing activities                    (267)           2,515
                                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents                             (91)           2,817

Cash and cash equivalents beginning of period                                  1,430               62
                                                                         -----------      -----------

Cash and cash equivalents end of period                                  $     1,339      $     2,879
                                                                         -----------      -----------

Supplemental disclosure of cash flow information:

         Interest paid                                                   $         5      $       807

See accompanying notes and independent accountant's report.

                                TELEMONDE, INC.
                  Notes to Consolidated Financial Statements
                                 June 30, 2001


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

2. In our Quarterly Report for the quarter ended September 30, 2000 filed on Form 10-Q with the SEC on November 14, 2000, we reflected a charge of $3,247,000 arising from an amendment in the terms of a contract to provide bandwidth. The sale had originally been reflected as revenue with a related cost of sale in our Quarterly Report for the quarter ended March 31, 2000 filed on Form 10-Q/A-2 on August 15 2000. For the purpose of the comparative financial statements, we have reflected this change in the terms of the contract in the accompanying statement of income for the half year ended June 30, 2000. The effect of this restatement is a reduction to net income of $1,337,000 in the quarter and $4,584,000 in the half year.

3. At June 30, 2001, we had issued and outstanding 122,836,118 shares of common stock (fully diluted, 224,806,948) and 5,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"). At December 31, 2000, we had issued and outstanding 108,982,546 shares of common stock and 5,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock may be converted into approximately 4.6 shares of our common stock and carries voting rights equal to the voting rights and powers of the common stock. Holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock for which it is convertible. Additionally, certain corporate actions require the affirmative vote of holders of at least 66 2/3% of the Series A Preferred Stock. Holders of Preferred Stock are entitled to participate in dividends and distributions and receive preference to any distributions in the event of liquidation, dissolution or winding up. At our Annual Meeting of Stockholders on May 31, 2001, the stockholders approved an amendment to our Certificate of Incorporation (a) to increase the number of shares of common stock that we are authorized to issue from 145,000,000 to 475,000,000 and (b) to increase the number of shares of preferred stock that we are authorized to issue from 5,000,000 to 25,000,000.

4. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." The calculation of basic earnings per share in accordance with SFAS No. 128 is as follows:

                                                 Three months ended June 30
                                                        2001           2000

Loss attributable to common stockholders        $(15,005,000)  $ (2,517,000)

Average common shares issued and outstanding     113,050,188    105,726,821

Basic and diluted loss per share                $      (0.13)  $      (0.03)


                                                   Six months ended June 30
                                                        2001           2000

Loss attributable to common stockholders        $(17,822,000)  $ (5,255,000)

Average common shares issued and outstanding     113,036,452    100,724,987

Basic and diluted loss per share                $      (0.16)  $      (0.06)

No adjustment to earnings per share arises on the issue of warrants or conversion rights as the effect is antidilutive.

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

Our reportable segments include bandwidth services, voice services (including emerging markets) and advisory services. "Other services" includes development businesses such as Internet services and other corporate charges and income and assets (including goodwill) not attributable to a specific segment. The following represents selected consolidated financial information for our segments:



                            Bandwidth     Voice    Advisory     Other    Total
                             Services   Services   Services   Services
                            ----------  ---------  ---------  ---------  -----
                                       (US Dollars in millions)

Three months ended
June 30, 2001

Revenues                          5.1        1.5       (2.9)       0.1     3.8
Gross margin                      0.7       (0.2)      (1.8)         -    (1.3)
Net loss                         (1.1)      (0.9)      (2.3)     (10.7)  (15.0)


Three months ended
June 30, 2000

Revenues                          9.7        3.4        4.7        0.8    18.6
Gross margin                      2.8       (0.2)       4.7        0.6     7.9
Net loss                         (0.1)      (1.8)       3.8       (4.4)   (2.5)


Six months ended
June 30, 2001

Revenues                          8.7        3.8        0.5        0.3    13.3
Gross margin                      0.1       (0.5)       0.3        0.2     0.1
Net loss                         (3.4)      (2.3)      (0.5)     (11.6)  (17.8)


Six months ended
June 30, 2000

Revenues                         16.5        4.6        4.7        1.4    27.2
Gross margin                      6.0       (0.4)       4.7       (0.6)    9.7
Net loss                          1.4       (2.8)       3.5       (7.3)   (5.2)

June 30, 2001

Total assets                     17.5        2.6        2.0       18.9    41.0

December 31, 2000

Total assets                     21.0        9.4        2.6       25.9    58.9


6. The FASB has issued SFAS No. 130, "Comprehensive Income Reporting." In the three months ended June 30, 2001 and June 30, 2000, there were no components of comprehensive income for the Company other than net income.

7. In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 supersedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. With some exceptions, this statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard has not had a material impact on our results of operations.

8. In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This standard eliminates the pooling-of-interests method of accounting for business combinations, requiring the purchase method of accounting. This standard also revises the measures for accounting for negative goodwill and establishing whether an intangible asset is a part of acquired goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

9. In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and intangible assets. This Statement requires that goodwill not be amortized. A reduction in goodwill will only result from an impairment test if the test reveals that the fair value of goodwill is below its carrying value. An acquired intangible asset (other than goodwill) with an indefinite useful life should not be amortized until its useful economic life is determined to be finite. These assets should be annually tested for impairment (at a minimum).
An acquired intangible asset (other than goodwill) with a limited useful life should be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

10. Pursuant to a Standstill Agreement, we owe Global Crossing $10 million for services supplied and not paid for. This is repayable as to $4 million due on November 30, 2001 and $6 million due on November 30, 2002. We have entered into a new commitment to purchase $8 million of services from Global Crossing over the next five years at the prevailing market prices at the time of purchase. If we are unable to meet any of our obligations under the Standstill Agreement, Global Crossing may take action to pursue us for $55 million under our original obligations to them.

11. In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not take delivery of four of these circuits resulting in a default of $26.3 million.

12. Since December 1999, WorldCom has agreed not to take proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. Management is in negotiations with WorldCom to settle the remaining liability.

13. We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at June 30, 2001 our outstanding debt to CCL was $3.1 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000.

14. We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at June 30, 2001, the outstanding debt was $2.1 million. As at June 30, 2001, we had paid Gemini $1.2 million, of which $0.8 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Management is in continued discussion with Gemini regarding this debt.

15. On March 13, 2001, we entered into an agreement with Parrington Associates Limited whereby the company agreed to pay a commission of $1,050,000 in consideration for services provided by Parrington Associates. The commission was satisfied by a cash payment of $115,000 and notes payable of $935,000. The notes bear interest at 1 per cent per month and are repayable in three installments ending on September 30, 2001. The notes are convertible into shares of Common Stock prior to September 30, 2001 at the option of Parrington Associates, based on a conversion price of $0.15 per share.

16. On March 29, 2001, we entered into an agreement with Home Run Limited to extend the repayment period of the (Pounds)5.0 million ($7.0 million) facility advanced by Home Run. The loan bears interest at LIBOR plus 2 per cent and is repayable on April 26, 2002. The loan is convertible into shares of our common stock prior to the repayment date at the option of Home Run, based on a conversion price of $0.16 per share.

17. Negotiations are in progress with a third party which is both customer of and supplier to Telemonde with a proposal of a payment from the third party to terminate all contracts. A provision of $2,500,000 is included in the Consolidated Statements of Income.

18. In accordance with the provisions of SFAS 121, we have reviewed the carrying value of goodwill for impairment. The review was based on the expected future operating cash flows from acquired businesses. The review indicated that there are significant uncertainties relating to the expected future cash flows from acquired businesses. We have made a provision of $5 million against the carrying value of goodwill. We intend to have an external valuation of goodwill at 31 December 2001 in anticipation of the adoption of SFAS 142. As reported in our interim report for the first quarter of 2001, goodwill of $1.6 million attributable to additional consideration for the acquisition of EquiTel Communications Limited has been written off.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are any statements other than those relating to historical information or current condition, including without limitation, statements regarding future margin performance, customer retention capabilities, future revenues, strategy, and pricing of services. Forward-looking statements can often be identified by the use of forward-looking words such as "believes," "estimates," "expects," "intends," "may," "will," should," or "anticipates". In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements also may be included in various filings that we have made or may make with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include certain risks identified in this Quarterly Report and other risks referenced from time to time in our filings with the SEC, including our 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001.

You should read the following discussion and analysis together with our Financial Statements, including the notes, appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K.


Overview

We are an international communications business that offers telecommunications and related services.

Our principal areas of business are: the sale and management of telecommunications bandwidth, including the provision of internet transit services; switched voice services-both wholesale switching of international traffic and international route management; the provision of intelligent network services in emerging markets; Internet and related services and telecommunications advisory services. Our customers include leading global telecommunications carriers, public telephone operators in developing countries, Internet service providers, multimedia service providers and telecoms hotel developers. We seek to capitalize on the increasing demand for high quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend towards telecommunications deregulation, the growth of voice, video, data and Internet traffic and the increase in the amount of co-location space (space where telecommunications operators house their networking equipment within telecoms hotels) required in various parts of the world.

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

We were organized in March 1998 and have a limited operating history. We have incurred operating losses and negative cash flow since our inception. From the date of inception to June 30, 2001 we have incurred losses of $93.2 million. Despite recognizing $91.1 million in revenues, we incurred a deficit on total stockholders' equity of $20.7 million for the period from March 10, 1998 through June 30, 2001. We may continue to incur losses and negative cash flow throughout 2001 as we expand our services and customer base.

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

We have incurred a high level of debt. As of June 30, 2001, we had a combined total liability of $61.6 million, including: $17.8 million due to WorldCom; $10 million due to be repaid to Global Crossing as $4 million in November 2001 and $6 million in November 2002 and a loan from Home Run Limited of $7.0 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $3.1 million and Gemini in the sum of $2.1 million.

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


Results of Operations

For the three months ended June 30, 2001 compared with the three months ended June 30, 2000.

Revenues for 2001 fell by $14.8 to $3.8 million compared with $18.6 million for 2000. Bandwidth revenues fell by $4.6 million due to customers preferring leasing contracts compared with major bandwidth sales of $7.9 million in 2000. Voice services revenue also fell by $1.9 million, and advisory services reflected a $7.6m shortfall. The actual revenue from advisory services in 2001 was $0.1 million compared with $4.7 million in 2000. However, a $3.0 million reversal in the quarter for revenue included in the quarter to March 31, 2001 creates a negative revenue of $2.9 million. The $3.0 million revenue was included in the first quarter but due to recent uncertainties with the contracts we have decided to include revenues as they are invoiced and/or cash received. We now believe that this revenue will be earned in the third and fourth quarters of the year.

Cost of sales for 2001 fell by $5.6 million to $5.1 million compared with $10.7 million for 2000 largely as a result of reduced revenue levels and mix.

Selling, general and administrative expenses were $3.0 million in 2001 compared with $5.5 million in 2000. The decrease of $2.5 million consisted of $0.9 million arising from cost reduction policies, $0.6 million lower professional fees and a one off charge for share options of $1.0 million in 2000.

Amortization of goodwill remained unchanged at $1.0 million both 2001 and 2000.

In 2001 there was a provision of $2.5 million relating to ongoing negotiations with a customer which is also a supplier which wishes to make a payment to us to buy itself out of all current contracts.

Financing costs in 2001 were negligible compared with a $2.1 million issue of shares in 2000 to professional financial advisers.

Impairment of goodwill at $6.6 million was $4.4 million higher than the 2000 figure of $2.2 million. In order to prepare ourselves for the recent accounting standard SFAS 142 we have decided to implement a professional valuation of goodwill at 31 December 2001. Our interim review at June 30, 2001 reflects uncertainties regarding future cash flows from acquired businesses so we have made a provision of $5.0 million, prior to the year end valuation, against the carrying value of goodwill. In addition we have charged the $1.6 million arising from the issue of shares in respect of the first year earn out calculation in the contract to acquire EquiTel Communications Limited in November 1999.

There was a provision for a doubtful debt of $0.3 million in 2001 with no similar provision in the previous year.

Interest income was down from $0.4 million in 2000 to $0.1 million in 2001 reflecting the completion of an installment sales contract which generated $0.3 million of sales interest in 2000.

Interest expense increased to $0.5 million in 2001 from $0.2 million in 2000 reflecting the reliance on fixed borrowings.

Foreign exchange gains decreased to $0.1 million in 2001 from $0.4 million in 2000.

The loss for the three months ended June 30, 2001 was $15.0 million compared with $2.5 million in 2000.

For the six months ended June 30, 2001 compared with the six months ended June 30, 2000.

Revenues for 2001 fell by $13.9 million to $13.3 million compared with $27.2 million for 2000. Bandwidth revenues fell by $7.8 million due to customers preferring leasing contracts compared with major bandwidth sales of $10.9 million in 2000. There was also a reduction in voice services revenue of $2.0 million offset by a $1.2 million increase in attributable revenues arising from the acquisition of a 75% controlling interest in our Oman based subsidiary Desertel with effect from 1 April 2000. Advisory service revenues fell by $4.2 million.

Cost of sales for 2001 fell by $4.3 million to $13.2 million compared with $17.5 million for 2000 largely as a result of reduced revenue levels and mix.

Selling, general and administrative expenses were $6.2 million in 2001 compared with $8.6 million in 2000. The decrease of $2.4 million consisted of $0.9 million arising from cost reduction policies, $0.6 million lower professional fees and charges for share options of $0.9 million in 2000.

Amortization of goodwill increased marginally to $2.0 million in 2001.

In 2001 there was a provision of $2.5 million relating to ongoing negotiations with a customer which is also a supplier which wishes to make a payment to us to buy itself out of all current contracts.

Financing costs in 2001 were negligible compared with a $2.1 million issue of shares in 2000 to professional financial advisers.

There was a provision for a doubtful debt of $0.4 million in 2001 with no similar provision in the previous year.

Impairment of goodwill at $6.6 million was $4.4 million higher than the 2000 figure of $2.2 million. In order to prepare ourselves for the adoption of the recent accounting standard SFAS 142 we have decided to implement a professional valuation of goodwill at December 31, 2001. Our interim review at June 30, 2001 reflects uncertainties regarding future cash flows from acquired businesses so we have made a provision of $5.0 million, prior to the year end valuation, against the carrying value of goodwill. In addition we have charged the $1.6 million arising from the issue of shares in respect of the first year earn out calculation in the contract to acquire EquiTel Communications Limited in November 1999.

Interest income was down from $0.5 million in 2000 to $0.2 million in 2001 reflecting the completion of an installment sales contract which generated $0.3 million of sales interest in 2000.

Interest expense increased to $1.0 million in 2001 from $0.7 million in 2000 reflecting the reliance on fixed borrowings.

Foreign exchange gains increased to $0.6 million in 2001 from $0.4 million in 2000.

The loss for the six months ended June 30, 2001 was $17.8 million compared with $5.3 million in 2000.


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

Net cash provided by operating activities was $0.2 million in the six months ended June 30, 2001 compared with $0.7 million in 2000.

Net cash used in investing activities in 2001 was $0.1 million compared with $0.4 million in 2000.

Net cash used in financing activities in 2001 of $0.3 million reflecting repayment of short-term notes whereas cash provided in 2000 of $2.5 million arose from additional short-term notes.

Since inception through June 30, 2001, we have incurred losses of $93.2 million and have had negative cash flow from operating activities of $17.9 million.

The level of indebtedness of $61.6 million at June 30, 2001 has fallen marginally from $62.6 million at December 31, 2000.

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

In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not take delivery of four of these circuits resulting in a default of $26.3 million.

Since December 1999, WorldCom has agreed not to take proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended) Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. Management is in negotiations with WorldCom to settle the remaining liability.

We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at June 30, 2001 our outstanding debt to CCL was $3.1 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000.

We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at June 30, 2001, the outstanding debt was $2.1 million. As at June 30, 2001, we had paid Gemini $1.2 million, of which $0.8 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Management is in continued discussion with Gemini regarding this debt.

We entered into a convertible loan facility with Home Run Limited on April 27, 2000. Home Run provided us with a facility of pounds sterling 5.0 million ($7.0 million). The repayment terms have been extended to April 26, 2002. The extension was granted on the basis of an adjustment to the conversion value based on the then current market price of our shares of Common Stock. The loan may now be converted at the option of Home Run into shares of Common Stock on the basis of one share of Common Stock for every $0.16 of loan value outstanding.

At June 30, 2001 we had no material capital commitments.

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

Our main exchange risk currently arises from fluctuations between the US dollar and pounds sterling because whilst most of our fees are earned in US dollars, many of our sales, general and administrative expenses are incurred in London in pounds sterling.

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


                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, Telemonde is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. Telemonde is not involved in any legal proceedings nor is it party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

No securities of Telemonde which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by Telemonde during the second quarter of 2001, except as follows:

On May 11, 2000, Telemonde issued 12,434,286 shares of its common stock to the former shareholders of EquiTel Communications Limited as part of the contingent consideration arrangements set out in the purchase agreement dated November 8, 1999 with the former shareholders of EquiTel relating to the purchase of EquiTel.

An exemption has been claimed under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Telemonde held its Annual Meeting of Stockholders on May 31, 2000. Proposals presented for a stockholder vote were: (1) the election of two persons to Class II of the Board of Directors; (2) the approval of an amendment to Telemonde's Certificate of Incorporation (a) to increase the number of shares of common stock that Telemonde is authorized to issue from 145,000,000 to 475,000,000 and
b) to increase the number of shares of preferred stock that Telemonde is authorized to issue from 5,000,000 to 25,000,000; and (3) the ratification of the appointment of Moore Stephens, Chartered Accountants, as Telemonde's independent auditors for fiscal year 2001.

Each of the incumbent Class II Directors were elected with the following voting results:

                                 Votes For          Votes Against

      Adam N. Bishop             85,559,606         69,300
      Miguel D. Tirado           85,559,606         69,300

The amendment to Telemonde's Certificate of Incorporation (a) to increase the number of shares of common stock that Telemonde is authorized to issue from 145,000,000 to 475,000,000 and b) to increase the number of shares of preferred stock that Telemonde is authorized to issue from 5,000,000 to 25,000,000 was approved with the following voting results:

                                 Votes For          Votes Against

                                 69,276,545         3,557,779


The appointment of Moore Stephens, Chartered Accountants, as Telemonde's independent auditors for fiscal year 2001 was ratified with the following voting results:

                                 Votes For          Votes Against

                                 84,888,494         740,523



ITEM 5.  OTHER INFORMATION.

On June 30, 2001 we closed down our internet services company - telemonde.net S.A. and made all of its staff redundant. telemonde.net offered a range of specialist internet services aimed at Internet Service Providers (ISPs) and Broadband Access Providers (BAPs) including content acquisition, programming and delivery capabilities. The decision to close down this operating unit was made after a thorough business review covering funding requirements and sales projections. We still believe that the business plan created by the management of telemonde.net remains valid, however the increasingly difficult climate in which ISPs and BAPs operate has hampered demand for our services. We do not see demand improving in the short term. All existing customer contracts (and their associated supplier agreements) have been transferred to our network operations subsidiary, Telemonde Networks Limited.

Due to our continuing cash flow difficulties, the executive officers have agreed to accept a 75% reduction in their salaries and a suspension of their employment contracts for a minimum period of six months effective August 1, 2001. The decision has been taken to assist in the reduction of overhead and improvement of our cash position. In addition, the compensation committee of the Board of Directors has agreed to consider appropriate methods of providing incentive-based compensation for the executive officers, based upon tangible increases in shareholder value.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

(b)  No Reports on Form 8-K were filed during the second quarter of 2001.


                                  SIGNATURES
                                TELEMONDE, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      TELEMONDE, INC.


Date:   August 10, 2001               /s/  ADAM N. BISHOP
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

10.3(a)*   Schedule of Employees covered by Form of Employment Agreement.

10.4* Capacity Sales Agreement between Gemini Submarine Cable System Limited and Telemonde International Bandwidth (Bermuda) Limited, April 3, 1998.

10.4(a)* Promissory Note from Telemonde, Inc. to Gemini Submarine Cable System Limited, dated August 27, 1999 for $1,300,000.

10.4(b)* Promissory Note from Telemonde, Inc. to Gemini Submarine Cable System Limited, dated August 27, 1999 for $1,400,000.

10.4(c)+ Letter Agreement, dated October 27, 2000, from Gemini Submarine Cable System Limited to Telemonde International Bandwidth(Bermuda) Limited.

10.5* Capacity Purchase Agreement between Atlantic Crossing Ltd. and Telemonde Bandwidth (Bermuda) Limited, dated June 10, 1998.

Exhibit No.                          Description
-----------                          -----------


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

10.13*** Executive Services Agreement by and between Telemonde, Inc. and Paul E. Donofrio, dated February 22, 2000.

Exhibit No.                          Description
-----------                          -----------

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