Form 10-Q
period 2001-09-30
TELEMONDE INC
filed 2001-11-14
CIK 1098387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

 ----------------------------------------------------------------------------

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2001
                                   ------------------

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

     As of November 1, 2001, Telemonde, Inc. had issued and outstanding 123,626,118 shares of common stock, $.001 par value per share.

                                TELEMONDE, INC.
                                ---------------

                                     INDEX

                                                                          Page Number
                                                                          -----------
                        PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                                3

              Independent Accountant's Report                                     3

              Consolidated Financial Statements:

              Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000                        4

              Consolidated Statements of Income -
                  Three and nine months ended
                  September 30, 2001 and 2000                                     5

              Consolidated Statements of Cash Flow -
                  Three and nine months ended
                  September 30, 2001 and 2000                                     6

              Notes to Consolidated Financial Statements                          7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          11

              Forward-Looking statements                                         11
              Overview                                                           12
              Industry Trends                                                    12
              Operating Risks                                                    13
              Results of Operations                                              14
              Liquidity and capital resources                                    15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk         17


                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                  18

Item 2.       Changes in Securities and Use of Proceeds                          18

Item 5.       Other Information                                                  18

Item 6.       Exhibits and Reports on Form 8-K                                   19

Signatures                                                                       19

Exhibits index                                                                   19

INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying condensed consolidated balance sheet of Telemonde, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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





                                                           MOORE STEPHENS
                                                           Chartered Accountants

St. Paul's House
London EC4P 4BN
November 13, 2001

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)

                                                                   At September30 2001     At December 31 2000
                                                                   -------------------     -------------------
                                                                            (Unaudited)               (Audited)
Assets

Cash and cash equivalents of which $2,070 is held by the           $              2,167    $              1,430
Company's subsidiary, DeserTel, and is restricted to local
trade accounts payable
Trade accounts receivable, net of allowance for doubtful                          3,508                   6,313
debts of $2,284 in 2001 and $2,025 in 2000
Prepayments and other debtors                                                     2,633                   9,403
                                                                     -------------------     -------------------
Total current assets                                                              8,308                  17,146
Property, plant and equipment                                                    13,372                  18,113
Intangible assets                                                                10,651                  23,618
                                                                     -------------------     -------------------
Total assets                                                       $             32,331    $             58,877
                                                                     ===================     ===================

Liabilities and stockholders' equity

Trade accounts payable                                             $             30,716    $             29,025
Other creditors and accrued expenses                                             11,382                  12,094
Deferred income                                                                     565                   3,595
Short term notes                                                                 13,526                  11,895
                                                                     -------------------     -------------------
Total current liabilities                                                        56,189                  56,609
                                                                     -------------------     -------------------

Trade accounts payable non-current                                                6,000                   6,000
                                                                     -------------------     -------------------

Minority interests                                                                   78                      90
                                                                     -------------------     -------------------

Stockholders' equity

Preferred stock                                                                      50                      50
Common stock                                                                        124                     109
Additional paid in capital                                                       72,290                  71,437
Retained deficit                                                              (102,400)                (75,418)
                                                                     -------------------     -------------------
Total stockholders' deficit                                                    (29,936)                 (3,822)
                                                                     -------------------     -------------------

Total liabilities and stockholders' equity                         $             32,331    $             58,877
                                                                     ===================     ===================

See accompanying notes and independent accountant's report.

                                TELEMONDE, INC.

                       Consolidated Statements of Income
          (US Dollars expressed in thousands, except per share data)
                                  (Unaudited)

                                                                 Three months ended             Nine months ended
                                                                 -------------------            ------------------
                                                                     September 30                  September 30
                                                                     ------------                  ------------
                                                                      2001           2000           2001          2000
                                                                      ----           ----           ----          ----
Revenues                                                   $         5,655  $       5,375 $       18,966 $      32,621

Cost of sales                                                        2,598          5,537         15,806        23,037

                                                             --------------   ------------  -------------  ------------
Gross margin                                                         3,057          (162)        3,160           9,584
                                                             --------------   ------------  -------------  ------------

Operating expenses
Selling, general and administrative expenses                         2,196          5,672          8,371        14,296

Non cash charge for amortization of goodwill                           989            869          2,967         2,707

Provision for contract terminations                                      0              0          2,500             0

Financing costs                                                          0          1,710             50         3,784

Non cash charge for impairment of goodwill                           5,000          2,968         11,632         5,210

Non cash charge for impairment of bandwidth                          2,800              0          2,800             0

Non cash charge reserve for doubtful debts                              77             32            478            32

                                                             --------------   ------------  -------------  ------------
Operating expenses                                                  11,062         11,251         28,798        26,029
                                                             --------------   ------------  -------------  ------------

Operating loss                                                     (8,005)       (11,413)       (25,638)      (16,445)
                                                             --------------   ------------  -------------  ------------

Other income (expense)
Interest income                                                          8            171            193           658

Interest expense                                                     (503)        (1,644)        (1,498)       (2,378)

Share of loss of associate                                               0              0              0         (400)

Foreign exchange gains (losses)                                      (671)            174           (51)           621

                                                             --------------   ------------  -------------  ------------
Total other expense                                                (1,166)        (1,299)        (1,356)       (1,499)
                                                             --------------   ------------  -------------  ------------

Loss before minority interests                                     (9,171)       (12,712)       (26,994)      (17,944)

Minority interests                                                      11           (36)             12          (59)

                                                             --------------   ------------  -------------  ------------
Loss for the period                                                (9,160)       (12,748)       (26,982)      (18,003)
                                                             ==============   ============  =============  ============

Loss per share - basic and diluted                                 ($0.07)        ($0.14)        ($0.23)       ($0.21)


See accompanying notes and independent accountant's report.

                                TELEMONDE, INC.
                     Consolidated Statements of Cash Flow
                      (US Dollars expressed in thousands)
                                 (Uunaudited)

                                                                                   Nine months ended September 30
                                                                                             2001            2000
                                                                                             ----            ----
Operating activities
          Loss                                                                       $   (26,982)   $    (18,003)

          Adjustments to reconcile loss to net cash provided by operating activities:
                Reserve for doubtful debts                                                    315              32
                Amortization of goodwill                                                    2,967           2,707
                Depreciation                                                                2,020           1,922
                Fees satisfied by issuance of stock                                         1,363          12,211
                Fees satisfied by issuance of short term notes                                935               0
                Impairment of goodwill                                                     10,000           5,210
                Impairment of bandwidth                                                     2,800               0
                Minority interests                                                           (12)              75
                Goodwill of acquired subsidiary                                                 0         (1,404)
                Net assets of acquired subsidiary                                               0            (34)
                Unrealized gains on foreign currency transactions                           (100)               0
                (Increase) decrease in trade accounts receivable                            2,490         (3,027)
                (Increase) decrease in prepayments and other debtors                        6,770         (7,783)
                Increase (decrease) in trade accounts payable                               1,691           1,893
                Increase (decrease) in accrued expenses                                     (959)           8,218
                Increase (decrease) in deferred income                                    (3,030)           1,331
                                                                                       -----------    ------------
Net cash provided by operating activities                                                     268             686
                                                                                       -----------    ------------

Investing activities
           Purchase of property, plant and equipment                                         (74)           (786)
           Cash acquired on acquisition of subsidiary                                           0             170
                                                                                       -----------    ------------
           Net cash used in investing activities                                             (74)           (616)
                                                                                       -----------    ------------

Financing activities
          Repayment of short term notes                                                     (267)               0
          Proceeds from short term notes                                                      810           2,497
          Redemption of stock                                                                   0           (297)
                                                                                       -----------    ------------
          Net cash provided by financing activities                                           543           2,200
                                                                                       -----------    ------------

Net increase in cash and cash equivalents                                                     737           2,270

Cash and cash equivalents beginning of period                                               1,430              62
                                                                                       -----------    ------------

Cash and cash equivalents end of period                                              $      2,167   $       2,332
                                                                                       -----------    ------------

Supplemental disclosure of cash flow information:

          Interest paid                                                              $          5   $         823

See accompanying notes and independent accountant's report.

                                TELEMONDE, INC.
                  Notes to Consolidated Financial Statements
                              September 30, 2001


1. The financial statements have been prepared on the going concern basis which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. As at September 30, 2001, we had a retained deficit of $102.4 million and an excess of liabilities over assets of $29.9 million.

2. Pursuant to a Standstill Agreement, we owe Global Crossing $10 million for services supplied and not paid for. This is repayable as to $4 million due on November 30, 2001 and $6 million due on November 30, 2002. We have entered into a new commitment to purchase $8 million of services from Global Crossing over the next five years at the prevailing market prices at the time of purchase. If we are unable to meet any of our obligations under the Standstill Agreement, Global Crossing may take action to pursue us for $55 million under our original obligations to them. We do not have the resources to meet the $4 million payment currently due on November 30, 2001. In the event that we fail to meet an obligation under the Standstill Agreement, our balance sheet would require restating to reflect the liquidation value of assets and liabilities as at September 30, 2001, summarized as follows:


                  Pro-Forma Balance Sheet (liquidation basis)
                      (US Dollars expressed in millions)

                                                                   At September 30, 2001
                                                                   ---------------------
Assets

Cash and cash equivalents                                              $          2.2
Trade accounts receivable                                                         2.3
                                                                         -------------
Total current assets                                                              4.5
Property, plant and equipment                                                       -
Intangible assets                                                                   -
                                                                         -------------
Total assets                                                           $          4.5
                                                                         =============

Liabilities and stockholders' deficit

Trade accounts payable                                                 $         79.8
Other creditors and accrued expenses                                             12.4
Deferred income                                                                   0.6
Short term notes                                                                 13.5
                                                                         -------------
Total current liabilities                                                       106.3
                                                                         -------------

Stockholders' deficit

Additional paid in capital                                                       72.5
Retained deficit                                                              (174.3)
                                                                         -------------
Total stockholders' deficit                                                   (101.8)
                                                                         -------------

Total liabilities and stockholders' equity                             $          4.5
                                                                         =============

Management is in detailed discussion with Global Crossing in an effort to extinguish or settle the liabilities it has to Global Crossing prior to November 30, 2001. These negotiations, if successful, would result in a full and final settlement of all our obligations to Global Crossing.

3. In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not take delivery of four of these circuits resulting in a default of $26.3 million. Since December 1999, WorldCom has agreed not to take proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million.

4. We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at September our outstanding debt to CCL was $3.2 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000.

5. We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at September 30, 2001, the outstanding debt was $2.1 million. As at September 30, 2001, we had paid Gemini $1.2 million, of which $0.8 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Management is in continued discussion with Gemini regarding this debt.

6. We have a debt liability to Ebone Broadbrand Services Limited for capacity supplied. As at September 30, 2001, the debt was (pound)2.3 million. Management is in regular discussion with Ebone regarding this debt.

7. We have a debt liability to the Inland Revenue, the collector of payroll taxes in the United Kingdom, in the amount of $1.9 million. Management is in discussion with the Inland Revenue regarding the payment of this debt. The Inland Revenue may take steps to recover this debt in the event that it is not settled on mutually acceptable terms.

8. On March 13, 2001, we entered into an agreement with Parrington Associates Limited whereby the company agreed to pay a commission of $1,050,000 in consideration for services provided by Parrington Associates. The commission was satisfied by a cash payment of $115,000 and notes payable of $935,000. The notes bear interest at 1 per cent per month and are repayable in three installments ending on September 30, 2001. No repayment has been made. Management is in discussion with Parrington regarding an extension of the repayment terms.

9. There is substantial doubt about our ability to continue as a going concern. Management is addressing the ongoing solvency of the company including cutting costs, seeking fresh financing and the focussing on the provision of high-margin advisory services to the telecommunications sector. We have reduced our cost base by reducing the number of employees, closing our subsidiary, telemonde.net in Switzerland and by agreed reductions in pay to remaining employees, including senior management who have accepted a pay cut of 75% until February 2002. Nevertheless, our ongoing operating costs exceed projected operating revenues. We issued short term notes amounting to $0.8 million in the nine months ended September 30, 2001. We are seeking fresh capital, however there can be no assurance that such capital will be available. We have generated revenues from advisory services contracts amounting to $0.8 million in the nine months ended September 30, 2001 and we anticipate that revenues of $2.5 million will be booked in the last quarter of fiscal 2001.

10. Reference is made to the Notes to Consolidated Financial Statements contained in our December 31, 2000 audited consolidated financial statements included in our 2000 Annual Report and our 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

11. In our Quarterly Report for the quarter ended September 30, 2000 filed on Form 10-Q with the SEC on November 14, 2000, we reflected a charge of $4.6 million arising from an amendment in the terms of a contract to provide bandwidth. The sale had originally been reflected as revenue with a related cost of sale in our Quarterly Reports for the quarter ended March 31, 2000 filed on Form 10-Q/A-2 on June 9, 2000 and Form 10-Q filed on August 15, 2000. For the purpose of the comparative financial statements, we have reflected this change in the terms of the contract in the accompanying statement of income for the three months ended

September 30, 2000 which results in an increase in net income of $4.6 million in the quarter.

12. At September 30, 2001, we had issued and outstanding 123,626,118 shares of common stock and 5,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"). At December 31, 2000, we had issued and outstanding 108,982,546 shares of common stock and 5,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock may be converted into approximately 4.6 shares of our common stock and carries voting rights equal to the voting rights and powers of the common stock. Holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock for which it is convertible. Additionally, certain corporate actions require the affirmative vote of holders of at least 66 2/3% of the Series A Preferred Stock. Holders of Preferred Stock are entitled to participate in dividends and distributions and receive preference to any distributions in the event of liquidation, dissolution or winding up.

13. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." The calculation of basic earnings per share in accordance with SFAS No. 128 is as follows:

                                               Three months ended September 30
                                                     2001          2000

Loss attributable to common stockholders         $ (9,160,000) $(12,748,000)

Average common shares issued and outstanding      123,626,118    90,520,233

Basic and diluted loss per share                 $      (0.07) $      (0.14)


                                               Nine months ended September 30
                                                     2001            2000

Loss attributable to common stockholders         $(26,982,000) $(18,003,000)

Average common shares issued and outstanding      116,485,294    86,155,670

Basic and diluted loss per share                  $     (0.23   $     (0.21)

No adjustment to earnings per share arises on the issue of warrants or conversion rights as the effect is antidilutive.

14. Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) is defined as operating losses as adjusted for non cash items, including depreciation, amortization of goodwill, impairment of goodwill and impairment of bandwidth. EBITDA is intended to represent the cash-based result for the period. It is not a recognized accounting measure and does not replace the results reported in the Statement of Income. Our EBITDA for the three and nine months to September 30, 2001 are:

                      (US Dollars expressed in thousands)

                     Three months              Nine months
                     2001     2000            2001     2000
                    1,476   (6,966)         (6,007)  (6,665)

15. We follow provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by a corporation's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

Our reportable segments include bandwidth services, voice services (including emerging markets) and advisory services. "Other services" includes development businesses such as Internet services and other corporate charges and income and assets (including goodwill) not attributable to a specific segment. The following represents selected consolidated financial information for our segments:

                                 Bandwidth           Voice         Advisory          Other        Total
                                  Services        Services         Services       Services
                                  --------        --------         --------       --------      --------
                                                     (US Dollars in millions)
Three months ended
September 30, 2001

Revenues                               3.3             2.0              0.3            0.1           5.7
Gross margin                           1.8             0.8              0.5            0.0           3.1
Net loss                              (2.0)           (0.3)             0.3           (7.2)         (9.2)


Three months ended
September 30, 2000

Revenues                               1.0             3.2              0.9            0.3           5.4
Gross margin                          (1.3)            0.2              0.9            0.0          (0.2)
Net loss                              (4.4)           (1.5)             0.2           (7.0)        (12.7)


Nine months ended
September 30, 2001

Revenues                              12.0             5.8              0.8            0.4          19.0
Gross margin                           1.9             0.3              0.8            0.2           3.2
Net loss                              (5.4)           (2.6)            (0.2)         (18.8)        (27.0)


Nine months ended
September 30, 2000

Revenues                              17.5             7.8              5.6            1.7          32.6
Gross margin                           4.7            (0.2)             5.6           (0.5)          9.6
Net loss                              (3.0)           (4.3)             3.7          (14.4)        (18.0)

September 30, 2001

Total assets                          13.9             3.4              2.2           12.8          32.3

December 31, 2000

Total assets                          21.0             9.4              2.6           25.9          58.9

16. In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This standard eliminates the pooling-of-interests method of accounting for business combinations, requiring the purchase method of accounting. This standard also revises the measures for accounting for negative goodwill and establishing whether an intangible asset is a part of acquired goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001. The adoption of this standard has not had a material impact on our financial position or results of operations.

17. In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and intangible assets. This Statement requires that goodwill not be amortized. A reduction in goodwill will only result from an impairment test if the test reveals that the fair value of goodwill is below its carrying value. An acquired intangible asset (other than goodwill) with an indefinite useful life should not be amortized until its useful economic life is determined to be finite. These assets should be annually tested for impairment (at a minimum). An acquired intangible asset (other than goodwill) with a limited useful life should be amortized over its useful economic life and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of this

Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

18. In September 2001, the FASB issued SFAS No 144, "Accounting for Impairment of Disposal of Long-Lived Assets". SFAS supersedes SFAS 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of", bur retains the basic requirements regarding when and how to measure an impairment loss. SFAS applies to long-lived assets to be held or disposed of but specifically excludes certain classes of assets such as goodwill and intangibles not being amortized. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

19. On March 29, 2001, we entered into an agreement with Home Run Limited to extend the repayment period of the (UK Sterling) 5.0 million ($7.4 million) facility advanced by Home Run. The loan bears interest at LIBOR plus 2 per cent and is repayable on April 26, 2002. The loan is convertible into shares of our common stock prior to the repayment date at the option of Home Run, based on a conversion price of $0.16 per share.

20. In the quarter ended September 30, 2001, we received a non-interest bearing short-term advance of $780,000 from Meynard Freres Limited (formerly known as Hoolcross Limited) a company of which Mr Kevin Maxwell is a director and beneficial shareholder. The advance was satisfied by the provision of advisory services invoiced in the final quarter of fiscal 2001.

21. In accordance with the provisions of SFAS 121, we are obliged to evaluate the carrying value of our long-lived assets when factors exist that may indicate that the asset is impaired. We believe that recurring operating losses within acquired subsidiaries, a significant downturn in the telecommunications market and the availability of funding to fully exploit future business opportunities have indicated that an ongoing review of goodwill for possible impairment is necessary. The review was based on the expected future operating cash flows from acquired businesses. The review indicated that significant uncertainties exist relating to the expected future cash flows from acquired businesses. We took a non-cash charge of $5 million for impairment of goodwill in the quarter ended June 30, 2001. A further review has indicated that uncertainties have persisted and economic and market conditions have deteriorated. As a result, we have made an additional non-cash charge of $5 million in the quarter ended September 30, 2001. The total non-cash charge for impairment of goodwill during the none months ended September 30, 2001 amounted to $10 million. We intend to have an external valuation of goodwill at 31 December 2001 in anticipation of the adoption of SFAS 142.

22. In accordance with the provisions of SFAS 121, we are obliged to evaluate the carrying value of our long-lived assets when factors exist that may indicate that the asset is impaired. We believe that the market for telecommunications bandwidth has declined indicating that a review of bandwidth capacity for possible impairment is necessary. The review was based on current market values for the sale and acquisition of similar capacity on an IRU basis. The review indicated that market prices have declined substantially. We have therefore made a non-cash charge for impairment of bandwidth of $2.8 million in the quarter and nine months ended September 30, 2001.

23. During the three and nine month period ended September 30, 2001, one customer accounted for approximately 29% and 28% of revenues respectively. Subsequent to September 30, 2001, minimal revenues have been derived from this customer.

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

Our principal areas of business are: the sale and management of telecommunications bandwidth, including the provision of internet transit services; switched voice services - both wholesale switching of international traffic and international route management; the provision of intelligent network services in emerging markets; Internet and related services and telecommunications advisory services. Our customers include leading global telecommunications carriers, public telephone operators in developing countries, Internet service providers, multimedia service providers and telecoms hotel developers. We seek to capitalize on the increasing demand for high quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend towards telecommunications deregulation, the growth of voice, video, data and Internet traffic and the increase in the amount of co-location space (space where telecommunications operators house their networking equipment within telecoms hotels) required in various parts of the world.

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

We have restricted our focus to switched voice services and telecommunications and corporate advisory services, whilst continuing to manage telecommunications bandwidth and other services for existing customers.


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

We have seen an overall downturn in our markets which has made the selling of telecommunications bandwidth services extremely difficult. We have seen oversupply resulting in a number of our competitors ceasing to trade. Generally, we have seen that customers are not purchasing additional capacity whilst consolidation in our marketplaces continues. We are therefore concerned with restricting and focussing our business whilst reducing our overheads to a minimum.

Operating Risks

During our limited operating history we have experienced operating losses, negative cash flow from operations and net losses.

We were organized in March 1998 and have a limited operating history. We have incurred operating losses and negative cash flow since our inception. From the date of inception to September 30, 2001 we have incurred losses of $102.4 million. Despite recognizing $96.8 million in revenues, we incurred a deficit on total stockholders' equity of $29.9 million for the period from March 10, 1998 through September 30, 2001. We may continue to incur losses and negative cash flow in the foreseeable future.

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

We have incurred a high level of debt. As of September 30, 2001, we had a combined total liability of $62.2 million, including: $17.8 million due to WorldCom; $10 million due to be repaid to Global Crossing as $4 million in November 2001 and $6 million in November 2002 and a loan from Home Run Limited of $7.4 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $3.2 million, Gemini in the sum of $2.1 million and the Inland Revenue in the sum of $1.9 million.

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

We have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. Failure to generate sufficient sums to maintain debt repayments may impair our ability to develop or continue our current business and may cause us to cease trading.


Results of Operations

For the three months ended September 30, 2001 compared with the three months ended September 30, 2000.

Revenues for 2001 rose marginally to $5.7 million compared with $5.4 million for 2000. Bandwidth revenues increased by $2.3 million mainly from a short term leasing contract which is now terminated. Voice services revenue fell by $1.2 million, and advisory services reflected a $0.6m shortfall.

Cost of sales for 2001 fell by $2.9 million to $2.6 million compared with $5.5 million for 2000 largely as a result of the reduced revenue levels on voice services and negotiated bandwidth cost reductions.

Selling, general and administrative expenses were $2.2 million in 2001 compared with $5.7 million in 2000. The decrease of $3.5 million consisted of $1.6 million arising from cost reduction policies, $0.5 million lower professional fees and a one off charge for share options of $1.7 million in 2000.

Amortization of goodwill remained virtually unchanged at $1.0 million in 2001 and $0.9 million in 2000.

Impairment of goodwill at $5.0 million was $2.0 million higher than the 2000 figure of $3.0 million. In order to prepare ourselves for the recent accounting standard SFAS 142 we have decided to implement a professional valuation of goodwill at 31 December 2001. Our interim review at September 30, 2001 reflects uncertainties regarding future cash flows from acquired businesses so we have taken a charge of $5.0 million, prior to the year end valuation, against the carrying value of goodwill.

Impairment of bandwidth was $2.8 million as compared to nil in 2000. Our interim review at September 30, 2001 reflects a decline in market values related to bandwidth capacity so we have taken a non-cash charge of $2.8 million.

Interest income was down from $0.2 million in 2000 to a negligible amount in 2001 reflecting the completion of an installment sales contract which generated most of the interest income in 2000.

Interest expense fell by $1.1 million to $0.5 million in 2001 reflecting a one off interest penalty of $1.0 million in 2000.

Foreign exchange losses were $0.7 million in 2001 compared with $0.2 million gain in 2000 mainly arising from the weakening of the US dollar in 2001.

The loss for the three months ended September 30, 2001 was $9.2 million compared with $12.7 million in 2000.


For the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000.

Revenues for 2001 fell by $13.6 million to $19.0 million compared with $32.6 million for 2000. Bandwidth revenues fell by $5.5 million to $12.0 million due to customers preferring leasing contracts compared with major bandwidth sales of $11.7 million in 2000. There was also a reduction in voice services revenue of $3.3 million offset by a $1.3 million increase in attributable revenues arising from the acquisition of a 75% controlling interest in our Oman based subsidiary Desertel with effect from 1 April 2000. Advisory service revenues fell by $4.8 million.

Cost of sales for 2001 fell by $7.2 million to $15.8 million compared with $23.0 million for 2000 largely as a result of reduced revenue levels and mix.

Selling, general and administrative expenses were $8.4 million in 2001 compared with $14.3 million in 2000. The decrease of $5.9 million consisted of $2.4 million arising from cost reduction policies, $1.5 million lower professional fees and charges for share options of $2.4 million in 2000.

Amortization of goodwill increased marginally by $0.3 million to $3.0 million in 2001.

In 2001 there was a provision of $2.5 million relating to ongoing negotiations with a customer which is also a supplier, which wishes to make a payment to us to buy itself out of all current contracts.

Financing costs in 2001 were negligible compared with a $3.8 million relating to share issuance in 2000 to professional financial advisers and a loan provider.

Impairment of goodwill at $11.6 million was $6.4 million higher than the 2000 figure of $5.2 million. In order to prepare ourselves for the adoption of the recent accounting standard SFAS 142 we have decided to implement a professional valuation of goodwill at December 31, 2001. Our interim review at September 30, 2001 reflects uncertainties regarding future cash flows from acquired businesses so we have taken a further charge of $10.0 million, prior to the year end valuation, against the carrying value of goodwill. In addition we have charged the $1.6 million arising from the issue of shares in respect of the first year earn out calculation in the contract to acquire EquiTel Communications Limited in November 1999.

Impairment of bandwidth was $2.8 million as compared to nil in 2000. Our interim review at September 30, 2001 reflects a decline in market values related to bandwidth capacity so we have taken a non-cash charge of $2.8 million.

There was a provision for a doubtful debt of $0.5 million in 2001 with no similar provision in the previous year.

Interest income was down from $0.7 million in 2000 to $0.2 million in 2001 reflecting the completion of an installment sales contract which generated $0.6 million of sales interest in 2000 and only $0.2 million in 2001.

Interest expense decreased to $1.5 million in 2001 from $2.4 million in 2000 reflecting our lower reliance on fixed borrowings.

Foreign exchange losses were $0.1 million in 2001 compared with gains of $0.6 million in 2000 reflecting the fluctuating US dollar over the last two years.

The loss for the nine months ended September 30, 2001 was $27.0 million compared with $18.0 million in 2000.


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

Net cash provided by operating activities was $0.3 million in the nine months ended September 30, 2001 compared with $0.7 million in 2000.

Net cash used in investing activities in 2001 was $0.1 million compared with $0.6 million in 2000.

Net cash provided by financing activities in 2001 was $0.5 million compared with $2.2 million in 2000 which arose mainly from additional short-term notes.

Since inception through September 30, 2001, we have incurred losses of $94.6 million and have had negative cash flow from operating activities of $17.9 million.

The level of indebtedness of $62.2 million at September 30, 2001 has fallen marginally from $62.6 million at December 31, 2000.

As a consequence of the significant fall of the market prices for bandwidth and its impact on our operations and financial results in 1999, 2000 and continuing in 2001, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements. We have completed certain renegotiations and have made significant steps to reducing our debt service requirement.

Pursuant to a Standstill Agreement, we owe Global Crossing $10 million for services supplied and not paid for. This is repayable as to $4 million due on November 30, 2001 and $6 million due on November 30, 2002. We have entered into a new commitment to purchase $8 million of services from Global Crossing over the next five years at the prevailing market prices at the time of purchase. If we are unable to meet any of our obligations under the Standstill Agreement, Global Crossing may take action to pursue us for $55 million under our original obligations to them. Management is in detailed discussion with Global Crossing in an effort to extinguish or settle the liabilities it has to Global Crossing prior to November 30, 2001. These negotiations, if successful, would result in a full and final settlement of all our obligations to Global Crossing. If these discussions are unsuccessful, the Standstill Period under the Agreement would end allowing Global Crossing to take action to pursue us for $55 million under our original obligations to them.

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

We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at June 30, 2001 our outstanding debt to CCL was $3.2 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000.

We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at September 30, 2001, the outstanding debt was $2.1 million. As at September 30, 2001, we had paid Gemini $1.2 million, of which $0.8 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Management is in continued discussion with Gemini regarding this debt.

We have a debt liability to Ebone Broadband Services Limited for capacity supplied. As at September 30, 2001, the debt was (pound)2.3 million. Management is in regular discussion with Ebone regarding this debt.

We have a debt liability to the Inland Revenue, the collector of payroll taxes in the United Kingdom, in the amount of $1.9 million. Management is in discussion with the Inland Revenue regarding this debt. The Inland Revenue may take steps to recover this debt in the event that it is not settled or an accommodation reached.

We entered into a convertible loan facility with Home Run Limited on April 27, 2000. Home Run provided us with a facility of (pound)5.0 million ($7.4 million). The repayment terms have been extended to April 26, 2002. The extension was granted on the basis of an adjustment to the conversion value based on the then current market price of our shares of Common Stock. The loan may now be converted at the option of Home Run into shares of Common Stock on the basis of one share of Common Stock for every $0.16 of loan value outstanding.

At September 30, 2001 we had no material capital commitments.

The Board of Telemonde is concerned about the company's illiquidity and general financial position. The Board is meeting regularly to keep the position under review. The Board's view at present is that the company should not cease trading, as the Board believes that on balance the stakeholders in the business, including the company's creditors and shareholders, are likely to be better served in the long-term if the company continues trading.

There is substantial doubt about our ability to continue as a going concern. Management is addressing the ongoing solvency of the company including cutting costs, seeking fresh financing and the focussing on the provision of high-margin advisory services to the telecommunications sector. We have reduced our cost base by reducing the number of employees, closing our subsidiary, telemonde.net in Switzerland and by agreed reductions in pay to remaining employees, including senior management who have accepted a pay cut of 75% until February 2002. Nevertheless, our ongoing operating costs exceed projected operating revenues. We issued short term notes amounting to $0.8 million in the nine months ended September 30, 2001. We are seeking fresh capital, however there can be no assurance that such capital will be available. We have generated revenues from advisory services contracts amounting to $0.8 million in the nine months ended September 30, 2001 and we anticipate that revenues of $2.5 million will be booked in the last quarter of fiscal 2001.

We currently do not have the capital base or working capital facilities to meet our projected commitments. We are currently seeking short-term debt finance. We are seeking to raise additional equity in order to provide us with an increased capital base for the future and to enable us to meet our debts as and when they fall due.


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

On July 1, 2001 1,115,000 shares were issued to Mr Mark Hollo in satisfaction of shares due to him in consideration of his services provided as a non-executive director in the Year 2000.

An exemption has been claimed under Section 4(2) of the Securities Act.

On July 1, 2001 1,115,000 shares were issued to Mr Miguel Tirado in satisfaction of shares due to him in consideration of his services provided as an independent non-executive director of Telemonde in the Year 2000.

An exemption has been claimed under Section 4(2) of the Securities Act.

On July 1, 2001 475,000 shares were issued to Mr Paul Donofrio in satisfaction of shares due to him in consideration of his services provided as an independent non-executive director of Telemonde in the Year 2000.

An exemption has been claimed under Section 4(2) of the Securities Act.

On July 1, 2001 200,000 shares were issued to Mr Mark Hollo in satisfaction of shares due to him in consideration of services to be provided as an independent non-executive director of Telemonde in the Year 2001.

An exemption has been claimed under Section 4(2) of the Securities Act.

On July 1, 2001 200,000 shares were issued to Mr Miguel Tirado in satisfaction of shares due to him in consideration of services to be provided as a non-executive director of Telemonde in the Year 2001.

An exemption has been claimed under Section 4(2) of the Securities Act.

On July 1, 2001 200,000 shares were issued to Mr Paul Donofrio in satisfaction of shares due to him in consideration of his services to be provided as a non-executive director in the Year 2001.

An exemption has been claimed under Section 4(2) of the Securities Act.

On July 1, 2001, 200,000 shares were issued to Mr Bradford Harries in satisfaction of shares due to him in consideration of services to be provided as a non-executive director in the Year 2001.

An exemption has been claimed under Section 4(2) of the Securities Act.


ITEM 5.  OTHER INFORMATION.

On September 20, 2001, Count Gottfried von Bismarck resigned as Director, Vice President and Company Secretary. Count von Bismarck confirmed that he had not resigned his Directorship because of any disagreement with Telemonde or his fellow Directors on any matter relating to Telemonde's operations, policies or practices.

On September 21, 2001, Mr Matthew Gould, Telemonde's General Counsel and an Executive Vice President of the Company was appointed by the Board as Company Secretary in place of Count von Bismarck.

With effect from August 1, 2001, Mr Nicholas Topham, Telemonde's Executive Vice President-Strategy and Business Development and a director of the Company's subsidiary Equitel Communications Limited resigned his positions and left the group's employment to pursue other business opportunities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

(b) A Report on Form 8-K was filed on September 26, 2001 relating to the resignation of Count Gottfried von Bismarck as Director, Vice President and Company Secretary and the appointment of Mr Matthew Gould as Company Secretary.


                                  SIGNATURES
                                TELEMONDE, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                TELEMONDE, INC.


Date:    November 13, 2001          /s/     ADAM N. BISHOP
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