Form 10-K
period 2001-12-31
TELEMONDE INC
filed 2002-04-19
CIK 1098387

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                       Commission file number: 000-28113

                               -----------------

                                TELEMONDE, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 62-1795931
                   (State or other            (IRS Employer
                   jurisdiction of       Identification Number)
                  incorporation or
                    organization)

             230 Park Avenue, 10th Floor, New York, New York 10169
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (646) 435-5645

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value Per Share
                               (Title of Class)

                               -----------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   As of April 1, 2002, Telemonde, Inc. had outstanding 123,626,118 shares of common stock, $.001 par value per share.

   The aggregate market value of Telemonde, Inc. common stock held by nonaffiliates of Telemonde, Inc., was $ 0.93 million as of February 16, 2002 (based on February 16, 2002 closing stock price of $0.01/share).

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

================================================================================

                                TELEMONDE, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             Page
                                                                            Number
                                                                            ------
 PART I....................................................................    1
           ITEM 1.  BUSINESS...............................................    1
           ITEM 2.  PROPERTIES.............................................    8
           ITEM 3.  LEGAL PROCEEDINGS......................................    8
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    8
 PART II...................................................................    8
           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS....................................    8
           ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...................   10
           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS....................   11
           ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK...................................................   17
           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............   17
           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE....................   17
 PART III..................................................................   17
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....   17
           ITEM 11. EXECUTIVE COMPENSATION.................................   17
           ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.............................................   17
           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   18
 PART IV...................................................................   18
           ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 10-K..............................................   18

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

   Our principal areas of business are switched voice services--both wholesale switching of international traffic and international route management-and telecommunications advisory services. Our customers include telecommunications carriers, telecoms hotel developers and investors in telecommunication companies.

PRODUCTS AND SERVICES

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

   We have points of presence in New York and London, where customers that wish to buy minutes from us interconnect their telephony systems with ours. We provide a number of high quality, niche interconnect routes.

Advisory Services

   We offer a wide range of advisory services in the telecommunications field to owners of and investors in telecommunication companies particularly telecoms hotel developers and operators. Our services range from financial restructuring to detailed assistance in the management of individual telecoms hotels.

Bandwidth Services

   We have provided bandwidth services including the sourcing, supply and management of high-capacity bandwidth on terrestrial and satellite telecommunications systems across the globe to existing customers. We have, however, been actively removing ourselves from this market, for example, by reselling IRU's previously purchased back to the underlying provider. This has assisted in our eliminating or reducing liabilities to suppliers, and reducing ongoing associated costs and overhead costs.

DEVELOPMENT OF BUSINESS

   We commenced operations in 1998 through subsidiary companies that are now wholly owned. We generally conduct our business through the following wholly owned subsidiaries:

Bandwidth Services :   Telemonde Networks Limited/Telemonde Investments Limited
Voice Services     :   Telemonde Networks Limited/Equitel Communications Limited
Emerging Markets   :   EquiTel Communications Limited
Advisory Services  :   Telemonde Inc/Equitel Communications Limited

   We were formed on March 10, 1998 as Telemonde Investments Limited, a British Virgin Islands company. We began to purchase and sell trans-atlantic bandwidth through various wholly owned subsidiaries in April 1998. Pac-Rim Consulting, Inc., a dormant shell company with no operating history but listed on the NASD Over-the-Counter Bulletin Board acquired Telemonde Investments Limited on May 14, 1999. Subsequently the name was changed its name to Telemonde, Inc. On November 9, 1999, Telemonde, Inc. became a Delaware corporation.

   For historical reasons we use certain Bermudan and BVI subsidiaries owned via Telemonde Investments Limited for the resale of bandwidth. We own 49% of Desert Telecommunications LLC (DeserTel), a company registered in Oman, which is no longer trading.

   In November 1999 we acquired EquiTel, a company providing telecommunications route management and intelligent network services mainly to emerging markets.

   During the course of 2001, we ceased actively marketing our traditional core business of bandwidth purchase and sale in light of current market conditions. We have terminating, where possible, contracts with providers and concluding negotiations to hand back certain network elements with associated customers and almost wholly removed ourselves from this market. We have been therefore concentrating on our advisory service businesses and our specialized voice services.

   Our Principal Operating Companies

                                Telemonde, Inc.

           100%                      100%                      100%
         Telemonde                  EquiTel                  Telemonde
         Networks               Communications              Investments
          Limited                   Limited                   Limited
                                      49%
                                   Desertel
                                Communications
                                      LLC

   During the first quarter of 2002, Desertel, our joint venture in Oman, ceased trading because of the expiry of relevant contracts. As part of the closure negotiations with our partner, we reduced our stake in DeserTel to 49%.

   During the second quarter of 2001, we closed telemonde.net, our subsidiary based in Switzerland, which was developing our internet business. We determined to cease this business because this market did not mature as quickly as anticipated and we did not believe it appropriate to continue to support this loss making business. We anticipate, if we are unable to provide further funds to telemonde.net that it may be declared insolvent. We are working to avoid this, but may be unable to prevent it. We do not believe this will have a material effect on our business.

   Our bespoke telecoms hotel development subsidiary, Metrolinx Limited, did not earn any revenues. It has now ceased trading. A winding-up petition has been presented by the one and only creditor of this subsidiary in the English High Court in London, despite various offers having been made by us to that creditor to make partial payments. We may not be able to defend this petition.

   We have been refocusing our business particularly on advisory services and cash-positive voice services. We have reduced our overhead substantially, and are continuing to do so. We have seen a collapse in our markets which has made the selling of telecommunications bandwidth services extremely difficult. We have seen oversupply resulting in many of our competitors, suppliers and customers ceasing to trade or seeking the protection of the courts. Generally we have seen that our customers are not purchasing additional capacity whilst consolidation in our market places continues. We are working to ensure that our cash liabilities do not increase, whilst working with our creditors to reduce or eliminate historic debt. We believe that by continuing to trade and with the continued forbearance and active forgiveness by creditors of portions of their debts, our creditors may obtain some repayment. We have not sought the protection of the courts for any of our companies, but may be forced to do so should any of our creditors otherwise threaten the continuance of the group.

MARKETS

Voice

   The international switch voice market continues to grow despite the turmoil and consolidation in the industry and a backdrop of low margins and bad debt.

   Growth in this market is driven by a number of key factors:

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

   The consolidation in the industry and the removal of a number of low-cost / low-margin providers will lead to a period of price stability at the wholesale end of the switch voice market. We believe that operators with high-quality niche routes will be able to play a role in the international voice market in the short to medium term whilst ensuring sustainable margins are developed and maintained once again.

Advisory Services

   The market for advisory services on a strategic corporate basis is based on our individual contacts and is therefore not subject to normal market dynamics. The development of our advisory services is based on our view of the market need and the opportunity that exists to assist other companies to fulfil their aims and objectives.

   The continued downturn in the global telecommunications industry (with particular emphasis on North America and Europe) has led to a number of short term tactical opportunities as companies strive to reduce costs and remove themselves from market sectors or supply contracts as part of corporate recovery plans.

STRATEGY

   Our strategy is to work with owners of and investors in telecommunication companies particularly telecoms hotel developers and operators to assist them in improving their efficiency, profitability and market positioning.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

   We have included in this Annual Report financial information up to December 31, 2001. From our inception on March 10, 1998 to November 1999, our business consisted entirely of the sale of trans-atlantic bandwidth and the management of bandwidth through maintenance contracts with our customers. Following our acquisition of EquiTel in November 1999, we expanded our service offerings to include voice and emerging markets services. We have further expanded into advisory services. The segmental analysis is more fully discussed in note 14 of the Financial Statements.

CUSTOMERS AND GEOGRAPHIC CONCENTRATION

   Our customers include telecommunications carriers and owners of and investors in telecommunication companies.

   Our business is global; while customers may have a specific geographic location, the services that we provide can be, and are, located anywhere in the world. We provide services to customers with principal places of business in Europe, North America, Asia-Pacific and the Middle East. In 2001, two customers accounted for over 10% of our revenues, Teleglobe to whom we provided short-term bandwidth leases and Europe Online Networks to whom we provided international bandwidth and IP transit services. The Teleglobe short-term leases expired in the fourth quarter of 2001 and we transferred the remaining contract for services with Europe Online Networks to Ebone Broadband Services to reduce our outstanding debt to them.

ORDER BOOK

   We have developed a number of relationships with Carrier Hotel companies, investors in, and customers of, such companies. We have proposed a number of advisory service offerings to these companies with a view to being awarded ongoing contracts for our services or fees based upon the successful implementation of our proposals. There is no guarantee that these proposals will generate revenues in 2002.

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

EMPLOYEES

   At December 31, 2001, we employed a total of 27 persons. Of these, 7 are executive officers, 10 provide network support and customer services and the remainder perform administrative functions.

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

   We were organized in March 1998 and have a limited operating history. We have incurred operating losses and negative cash flow since our inception. From the date of inception to December 31, 2001 we have incurred losses of $189.8 million. Despite recognizing $98.5 million in revenues, we incurred a deficit on total stockholders' equity of $117.4 million for the period from March 10, 1998 through December 31, 2001. We may continue to incur losses and negative cash flow in 2002 as we expand our services and customer base.

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

   We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs through flexible supplier and creditor payments, the issuance of debt primarily by way of short-term loan financing and the proceeds from sales of shares of common stock.

   Our business requires periodic amounts of capital expenditure and our existing working capital facilities may be insufficient to meet our needs.

   Our failure to accomplish any of the foregoing sources may significantly hinder expenditures. If we are unable to make capital expenditures, our business may grow more slowly or indeed we may be unable to continue trading. Our share price and the associated liquidity has significantly reduced our ability to sell our stock or to swap debt for equity reducing the financing options open to us.

   We currently do not have the capital base or working capital facilities to meet our current and projected commitments. If we fail to successfully obtain necessary capital, or to obtain an insufficient amount of capital, we would harm our prospects. We have benefited from the willingness of suppliers to reschedule commitments and payments and may continue to require and take advantage of such flexibility in the future. However, this reliance on supplier flexibility for short term funding could lead to pressure from suppliers that may weaken our commercial position and if this flexibility ceased to be available, this could endanger us. In addition, it could result and has in the past resulted in events of default. We plan to seek external debt and equity funding to reduce this level of reliance on supplier flexibility but this may not be available to us.

   We have a substantial level of indebtedness.

   We have incurred a high level of debt. As of December 31, 2001, we had a combined total liability of $119.5 million, including: $17.3 million due to WorldCom, $50.3 million due to Global Crossing and a loan from Home Run Limited of $7.3 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $3.3 million and Gemini in the sum of $2.1 million and the Inland Revenue in the sum of $2.2 million.

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

   We have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. Failure to generate sufficient sums to maintain debt repayments may impair our ability to develop our business and our ability to continue trading. Certain of our subsidiary companies including Metrolinx Limited and telemonde.net may be declared insolvent if they do not receive further funds from us.

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

   We do not expect to pay dividends for the foreseeable future.

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

   Our success will depend to a significant degree upon the efforts of senior management with longstanding industry relationships and technical knowledge. Competition for such personnel is intense and we may not be able to retain highly skilled qualified personnel. Loss of services of one or more key personnel could adversely affect our business. We have entered into employment agreements with all key personnel.

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

Glossary of Certain Telecommunications Terms

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

                    Location           Type
                    --------           ----
                    New York, USA
                    230 Park Avenue    Office Facilities
                    111 8th Avenue     Equipment co-location
                    60 Hudson Street   Equipment co-location
                    London, England
                    40 Portman Square  Office Facilities
                    1 Coriander Avenue Equipment co-location

   We consider the offices and facilities described above to be appropriate for the current position and size of our business.

Item 3.  Legal Proceedings

   From time to time, the Company is party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations. Metrolinx Limited is subject to a petition to be wound up in the English High Court. We may be unable to provide sufficient funds to Metrolinx Limited to enable this to be avoided. telemonde.net is subject of insolvency proceedings in Geneva. We may be unable to provide sufficient funds to telemonde.net to enable this to be avoided.

Item 4.  Submission Of Matters To A Vote Of Security Holders

   No matters were submitted to a vote of stockholders of Telemonde during the fourth quarter of 2001.

                                    PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

  Holders

   The approximate number of record holders of common stock of Telemonde, Inc. at December 31, 2001 was 254.

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

  Price Range of Common Stock

   During 2001 our common stock was traded on the NASD Over-the-Counter Bulletin Board under the symbol "TLMD".

   The following table provides the reported high and low sales prices for our common stock on the NASD Over-the-Counter Bulletin Board for the quarterly periods indicated. The prices reflect inter- dealer prices and do not include retail markups, markdowns or commissions. The stock is not traded on any foreign public trading markets.

                                          High Low
                                          ---- ----
                           Fiscal 2001
                           Fourth Quarter 0.04 0.01
                           Third Quarter. 0.06 0.01
                           Second Quarter 0.19 0.05
                           First Quarter. 0.34 0.11

                                          High Low
                                          ---- ----
                           Fiscal 2000
                           Fourth Quarter 0.41 0.11
                           Third Quarter. 1.02 0.34
                           Second Quarter 1.20 0.52*
                           First Quarter. 1.78 0.75*

--------
* From March 9 until July 24, 2000 our common stock was traded on the EQS Pink Sheets.

RECENT SALES OF UNREGISTERED SECURITIES

   None of our securities which are not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been sold by us during the fourth quarter of 2001.

Item 6.  Selected Consolidated Financial Data

   The following selected consolidated financial data as of and for the years ended December 31, 2000 and 1999 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Moore Stephens, Chartered Accountants, included in this Annual Report and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                             Fiscal Year  Fiscal Year  Fiscal Year
                                                                Ended        Ended        Ended
                                                             December 31, December 31, December 31,
                                                                 2001         2000         1999
                                                             ------------ ------------ ------------
                                                              (in millions, except per share data)
Revenues....................................................   $  20.7       $ 40.3       $  8.2
Cost of sales...............................................      20.5         29.4          6.4
                                                               -------       ------       ------
Gross margin................................................       0.2         10.9          1.8
Operating expenses
   Selling, general and administrative expenses.............      10.3         16.6          9.5
   Amortization of goodwill.................................       3.8          3.7          0.5
   Financing costs..........................................       2.1          2.6         10.6
   Impairment of goodwill...................................      19.7          5.2          0.0
   Impairment of property, plant and equipment..............      14.7          0.0          0.0
   Impairment of investments................................       2.1          0.0          0.0
   Reserve for doubtful debts...............................       6.0          2.1          0.9
   Reserve for inventory....................................       0.0          0.0         40.7
   Contract terminations and penalties......................      46.6          0.0          0.0
                                                               -------       ------       ------
Operating expenses..........................................     105.3         30.2         62.2
                                                               -------       ------       ------
Operating loss..............................................    (105.1)       (19.3)       (60.4)
Other income (expense)
   Interest income..........................................       0.2          0.9          0.6
   Interest expense.........................................      (9.5)        (1.8)        (1.3)
   Share of loss of associate...............................      (0.0)        (0.4)         0.0
   Foreign exchange gains...................................       0.0          0.5          0.0
                                                               -------       ------       ------
       Total other income (expense).........................      (9.3)        (0.8)        (0.7)
                                                               -------       ------       ------
Loss before minority interests and extraordinary item.......    (114.4)       (20.1)       (61.1)
Minority interests..........................................      (0.0)        (0.1)        (0.0)
                                                               -------       ------       ------
Loss before extraordinary item..............................    (114.4)       (20.2)       (61.1)
Extraordinary item--Gain on restructuring of debt...........       0.0         17.6          0.0
                                                               -------       ------       ------
Loss for the year...........................................    (114.4)        (2.6)       (61.1)
Loss per share--before extraordinary item--basic and diluted   $ (0.97)      $(0.22)      $(1.22)
Loss per share--basic and diluted...........................   $ (0.97)      $(0.03)      $(1.22)

                                                                  At           At           At
                                                             December 31, December 31, December 31,
                                                                 2001         2000         1999
                                                             ------------ ------------ ------------
Consolidated balance sheet data:
   Cash and cash equivalents................................   $   0.0       $  1.4       $  0.1
   Total assets.............................................       2.1         58.9         78.5
   Total liabilities........................................     119.5         62.7        102.1
   Total stockholders' equity...............................    (117.4)        (3.8)       (23.6)

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

Results of Operations

   For the fiscal year ended December 31, 2001 compared with the fiscal year ended December 31, 2000.

   Revenues for 2001 decreased by 49% to $20.7 million compared to $40.3 million for 2000.

   Bandwidth capacity and leasing revenues decreased by 37% to $10.8 million for 2001 compared to $17.2 million for 2000 due to over capacity in the bandwidth market. Backhaul, maintenance and recharge revenues related to bandwidth capacity decreased by 15% to $2.3 million for 2001 compared to $2.7 million for 2000.

   Voice services revenues decreased by 62% to $2.7 million for 2001 from $7.1 million for 2000.

   Attributable revenues for DeserTel, predominantly selling pre-paid calling cards in the Muscat region, were $4.8 for 2001 compared to $3.7 million for 2000.

   Advisory services revenues decreased to $0.1 million for 2001 compared to $7.8 million for 2000.

   There were no other revenues in 2001 compared with $1.8 million in 2000.

   Cost of sales decreased 30% to $20.5 million for 2001 compared to $29.4 million for 2000. This increase is related to the decrease in revenues.

   Costs of bandwidth services decreased by 14% to $13.5 million for 2001 compared to the $15.7 million for 2000.

   Costs of voice services decreased by 56% to $3.8 million for 2001 compared with $8.7 million for 2000.

   The attributable costs relating to DeserTel were $3.0 million for both 2001 and 2000.

   Selling, general and administrative expenses decreased by 38% to $10.3 million for 2001 compared to $16.6 million for 2000. This was a result of a full review of costs including a reduction in staff from 49 to 27.

   Amortization of goodwill was similar in 2001 at $3.8 million compared with 2000. However, it became apparent the underlying strength of acquired businesses no longer justified the remaining goodwill of $19.7 million so this has been written off as an impairment adjustment.

   Financing costs decreased by 19% to $2.1 million for 2001 compared to $2.6 million for 2000.

   Similar to the impairment of goodwill the carrying values of both bandwidth assets and investments have been reviewed. In view of the serious over capacity in the bandwidth market the bandwidth asset has been written down to a nil value with an impairment adjustment of $14.7 million. Investments have been written down to the value of the underlying assets by providing for an impairment adjustment of $2.1 million.

   Reserve for doubtful debts increased to $6.0 million for 2001 compared to $2.1 million for 2000 mainly as a result of an impairment adjustment to a long-term prepayment for a traffic facility.

   Three contracts with suppliers/customers were terminated during 2001 resulting in a net charge of $3.7 million. In addition the reinstatement of the Global Crossing liability (see discussion in the Liquidity and Capital Resources section of this Item) resulted in a total charge for contract terminations and penalties of $46.6 million.

   Interest income decreased to $0.2 million for 2001 compared to $0.9 million for 2000 mainly arising from the completion of an interest bearing installment sales contract.

   Interest expense increased to $9.5 million for 2001 compared to $1.8 million for 2000, in line with higher average borrowings and provision of contract interest.

   Foreign exchange gains of $0.5 million in 2000 were not repeated in 2001.

   The gain on restructuring of debt of $17.6 million in 2000 arises from the renegotiations of a contract with a bandwidth supplier.

   The loss for the year increased to $115.4 million for 2001 compared to $2.6 million for 2000 principally from the impairment review of assets and the Global Crossing reinstatement.

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

   Advisory services revenues increased to $7.8 million for 2000 from nil for 1999. These sales are attributable to corporate advisory services provided by senior management to a number of global communications operators and property development companies.

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

   Selling, general and administrative expenses increased by 75% to $16.6 million for 2000 compared to $9.5 million for 1999.

   Staff costs increased by 223% to $8.4 million for 2000 compared to $2.6 million for 1999. The increase in staff costs reflects the phased recruitment of sales, technical and professional staff required to provide the infrastructure of a diverse telecommunications business and $1.5 million cost of employee share option awards.

   Legal and professional fees decreased 28% to $2.6 million for 2000 compared to $3.6 million for 1999.

   Other selling, general and administrative expenses increased 77% to $5.6 million for 2000 compared to $3.3 million for 1999. Primarily, this was a result of an increase in travel costs, consultancy costs and the inclusion of corporate overhead costs for a full business year.

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

Liquidity and Capital Resources

   Our liquidity requirements arise from:

  .   Net cash used in operating activities.

  .   Interest and principal payments on outstanding indebtedness.

   We have satisfied our liquidity requirements to date through operating cash flows, short-term bridge financing, shareholder loans and equity subscriptions. Our illiquidity remains a key challenge facing the business. The Board believes that it is in the best interests of all stakeholders for us to continue to trade in order to be able to repay debt. The Board has been meeting regularly to review this position. We are in discussion with most creditors in an effort to reduce the level of our indebtedness. Without the continued forbearance of its creditors, one or more of the operating subsidiaries may be declared insolvent, which ultimately may affect us. We believe that by being able to continue trading, there is a greater likelihood of creditors receiving some payment. We are actively working to ensure that no new debts are incurred.

   Net cash used in operating activities was $2.1 million in the year ended December 31, 2001, compared with $1.4 million used in 2000.

   Net cash used in investing activities was $0.3 million in 2001 compared with $0.8 million in 2000.

   Net cash provided by financing activities was $0.9 million in 2001 compared with $3.5 million in 2000.

   Since inception through December 31, 2001, we have had negative cash flow from operating activities of $20.2 million.

   Our independent auditors, Moore Stephens, have reported that there is substantial doubt about our ability to continue as a going concern. Adjustments have been made in the consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that we may not be able to continue as a going concern.

   The level of indebtedness has been materially increased from $62.7 million in 2000 to $119.5 million in 2001.

   As a consequence of the significant fall of the market prices for bandwidth and its impact on our operations and financial results in 2000 and continuing in 2001 and the failure to generate anticipated revenue from other sources, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements. We are continuing to negotiate relief from our creditors.

   In 1998, Telemonde Bandwidth (Bermuda) Limited agreed to acquire 16 STM-1 transatlantic IRU telecommunications circuits for an agreed price of approximately $64.8 million from Atlantic Crossing Limited (a Global Crossing subsidiary). As of December 2001, we owed Global Crossing $11.4 million for circuits which we had been supplied with and related maintenance charges and had a continuing obligation to draw-down 10 STM-1s for $42.9 million.

   In December 2000, Global Crossing released us from our outstanding commitment to purchase $42.9 million worth of transatlantic capacity. In addition, Global Crossing agreed to reschedule our $11.9 million debt for services supplied but not paid for. In exchange for this release, we have authorized and issued to Global Crossing 5 million shares of Series A Convertible Preferred Stock, $.01 par value per share. These Preferred Shares are convertible into 23 million of our Common Stock at an issue value of $4 million. We entered into a new commitment to purchase $8 million of services from the Global Crossing portfolio over the next five years at the market prices prevailing at the time of purchase. We failed to make a payment due to Global Crossing under this Standstill Agreement, causing the Agreement to terminate. Prior to this default, we had already commenced renegotiations with Global Crossing. In November 2001, a conditional Settlement Agreement was reached with Global Crossing. The circuits with which we had been supplied were ceased and the contract with a customer who had purchased an IRU from us was transferred to Global Crossing. Global Crossing agreed that if we were able to pay or provide value in the amount of (Pounds)1,050,000 by December 31, 2001, it would release us from all our remaining liabilities. We had reached agreement in principle with a third party to provide this value. For administrative reasons, this condition was not fulfilled by December 31, however Global Crossing management indicated that they would stand by the offer. Detailed negotiations concerning how the value would be provided between the third party and Global Crossing were in progress when Global Crossing sought

Chapter 11 protection in the US Courts which meant that Global Crossing was unable to conclude this transaction with the third party. We anticipate that this transaction will be completed during Global Crossing's administration or soon after it exits from it and Global Crossing will then release us from our liabilities. Nevertheless, because of the uncertainty, we have treated the standstill agreement as having terminated and written back the original purchase commitment, including interest. No value has been attributed to the issuance of the Preferred Shares. If the settlement is achieved, this would reduce the total liabilities and total stockholder's liabilities by $61.8 million.

   In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not activate four of these circuits resulting in a default of $26.3 million.

   Since December 1999, WorldCom has not taken proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. The standstill arrangements have expired. Management had intended to seek to renegotiate a standstill in light of the settlement of the Global Crossing liability. This remains management's intention.

   We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at December 31, 2002 our outstanding debt to CCL was $2.9 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. There is also a penalty payment due of $2 million due for failure to issue these as free trading shares although we are in discussions with CCL regarding the waiving of this penalty.

   We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at December 31, 2001, the outstanding debt was $2.1 million. As at December 31, 2001, we had paid Gemini $1.1 million, of which $0.6 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Gemini have now ceased the circuits supplied and taken them back.

   We have a debt liability to the Inland Revenue, the collector of payroll taxes in the United Kingdom in the amount of $2.2 million. Management is in discussion with the Inland Revenue regarding this debt. The Inland Revenue may take steps to recover this debt in the event that it is not settled or a settlement reached. This is likely to have a material effect on one or more of our UK operating subsidiaries which could materially affect our ability to continue to trade.

   We entered into a convertible loan facility with Home Run Limited on April 27, 2000. Home Run provided us with a facility of $7.3 million. This sum is repayable on April 27, 2001, however it may be converted at the option of Home Run into shares of Common Stock on the basis of one share of Common Stock for every $0.16 of loan value outstanding. We are discussing with Home Run the extension of this facility and they have indicated that they are willing to agree to such an extension.

   At December 31, 2001 we had no material capital commitments.

   We currently do not have the capital base or working capital facilities to meet our projected commitments. We are currently seeking short-term debt finance.

   The Board of Telemonde is concerned about our illiquidity and general financial position. The Board is meeting regularly to keep the position under review. The Board has not taken the decision to cease trading, as it believes that on balance the stakeholders in the business, including our creditors and shareholders, are likely to be better served if we continue trading.

   There is substantial doubt about our ability to continue as a going concern. Management is addressing the ongoing solvency issues facing the company by cutting costs, seeking fresh financing and focussing on the provision of high-margin advisory services to the telecommunications sector. We have reduced our cost base by substantially reducing the number of employees, closing our subsidiary, telemonde.net in Switzerland and by agreed reductions in pay to certain employees. The operations of EquiTel and Telemonde Networks Limited have been merged with effect from December 31, 2001 to assist in this reduction. All senior management have been served with notice of termination of employment. Once these notices expire, in June 2002 or December 2002, as relevant, certain management may be re-employed on a rolling monthly basis on a case-by-case basis dependent on the prevailing circumstances and requirements at that time.

Critical Accounting Policies

   Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe some of our most critical accounting policies include:

  .   revenue recognition

  .   impairment of long lived assets

Revenue Recognition

   Bandwidth customers of the Company entered into either (1) operating lease agreements, or (2) capacity sales agreements.

   The operating lease agreements granted the customer a right to use fiber optic cable capacity for periods of time which are substantially less than the design life of the capacity. Revenue is recognised on a straight line basis over the life of the lease.

   The capacity sales agreements granted the customer an indefeasible right of use in units of fiber optic cable capacity. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 43 ("FIN43"), the capacity sales agreements were bifurcated into an equipment portion and a real estate portion. The real estate portion was classified as an operating lease. Revenues were recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement was classified as a direct financing sub lease, as defined by Statement of Financial Accounting Standards ("SFAS") 13. Under the terms of substantially all capacity sales agreements, the purchase price was due in full when the capacity was ready for service. In such cases, revenue attributable to the equipment portion was recognised when the capacity was ready for service. If the purchase price was payable on deferred terms, revenues were deferred and amortised to the income statement so as to produce a constant periodic rate of return on the net investment in the equipment portion of the capacity sales agreement. Customers who entered into capacity sales agreements paid deposits toward the purchase price and such amounts were included as deferred revenue in the consolidated balance sheet. Maintenance revenues due under capacity sales agreements are recognised in the year when services are rendered.

   Telecommunications traffic revenues are recognised in the year when the traffic is transmitted. Telephone card service income earned by Desert Telecommunication Services LLC, was initially deferred then recognised rateably over the period of the card. Route management service income earned is recognised rateably over the period when services are rendered.

   Advisory services revenues are recognised in the period that the service is rendered.

Impairment of long lived assets

   For the purposes of the consolidated statements of cash flows, demand and time deposits with original maturities of three months or less are considered equivalent to cash.

Recent Events and Transactions

   With effect from October 3, 2001, Mr Mark Hollo resigned as Director. Mr Hollo confirmed that he had not resigned his Directorship because of any disagreement with Telemonde Inc or his fellow directors or any matter relating to Telemonde Inc's operations, policies or practices.

   On December 31, 2001, Mr Bradford W. Harris resigned as Director. Mr Harries confirmed that he had not resigned his Directorship because of any disagreement with Telemonde Inc or his fellow directors or any matter relating to Telemonde Inc's operations, policies or practices.

   On December 31, 2001, we concluded a settlement agreement with Ebone Broadband Services Limited. Under agreements with Ebone we had a liability, actual and continguent of $4.2 million. To settle the liability, we negotiated with Europe Online Networks, our customer who was using the circuit to which the principal liability related, to take service directly from Ebone. Telemonde also provided a reducing guarantee for three years that Europe Online Networks would make payments to Ebone.

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

Item 8.  Financial Statements And Supplementary Data

   The Report of Independent Accountants, Consolidated Financial Statements and supplemental financial data required by this Item 8 are set forth on pages F-1 through F-18 of this Report and are incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

   None.

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant

   Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors that we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2001, and such information is incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 10-K

   (a)  Financial Statements

Consolidated Balance Sheet at December 31, 2001, 2000 and 1999..........................      F-3
Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999...      F-4
Statement of Stockholders' Equity for the year ended December 31, 2001, 2000 and 1999...      F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2001, 2000 and 1999      F-6
Notes to Consolidated Financial Statements.............................................. F-7-F-18

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

 10.1*      Warrant from Telemonde, Inc. to Communications Collateral Limited, dated September 1, 1999.

 10.2*      Consulting Agreement between Telemonde, Inc. and Gottfried von Bismarck, dated November 2,
            1999 and effective as of July 1, 1999.

Exhibit No.                                        Description
-----------                                        -----------

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

Exhibit No.                                          Description
-----------                                          -----------

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

 10.16++    Capacity Commitment Agreement, dated December 14, 2000, by and between Global Crossing
            Bandwidth Inc. and Telemonde Inc.

 21         Subsidiaries of Registrant.

--------
* Previously filed as an exhibit to the Registration Statement on Form 10, as filed with the SEC on November 15, 1999.
** Previously filed as an exhibit to the Registration Statement on Form 10/A-1, as filed with the SEC on March 3, 2000.
*** Previously filed as an exhibit to the Annual Report for the year ended December 31, 1999 on Form 10-K, as filed with the SEC on March 30, 2000.
**** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, as filed with the SEC on August 14, 2000.
***** Previously filed as an exhibit to the Company's Current Report on Form
      8-K dated September 19, 2000, as filed with the SEC on September 21, 2000.
+ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000 as filed with the SEC on November 14, 2000.
++ Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 29, 2000, as filed with the SEC on December 29, 2000.

                                  SIGNATURES

TELEMONDE, INC.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          TELEMONDE, INC.


                                               By:      /s/  ADAM N. BISHOP
                                                   -----------------------------
                                                          Adam N. Bishop
                                                          President and Chief
                                                         Executive Officer
Date:  April 12, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

     /S/  KEVIN MAXWELL       Chairman and Director         April 12, 2002
-----------------------------
        Kevin Maxwell

      /S/  ADAM BISHOP        President, Chief Executive    April 12, 2002
-----------------------------   Officer, Treasurer and
         Adam Bishop            Director

    /S/  MIGUEL D. TIRADO     Director                      April 12, 2002
-----------------------------
      Miguel D. Tirado

    /S/  PAUL E. DONOFRIO     Director                      April 12, 2002
-----------------------------
      Paul E. Donofrio

                                TELEMONDE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999

                                TELEMONDE, INC.

                       INDEX TO THE FINANCIAL STATEMENTS

Independent Auditors' Report..............................................................       F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000..............................       F-3
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999....       F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,....
2000 and 1999.............................................................................       F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999       F-6
Notes to Consolidated Financial Statements................................................ F-7--F-18

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders of
  Telemonde, Inc.

   We have audited the accompanying consolidated balance sheets of Telemonde Inc as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telemonde Inc as of December 31, 2001 and 2000, and the consolidated results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

   As discussed in note 1 to the financial statements, the Company has incurred accumulated losses of $ 189.8 million and at December 31, 2001, total liabilities exceeded total assets by $ 117.4 million. Management plans in this regard are also disclosed in note 1. There is substantial doubt about the ability of the Company to continue as a going concern. Adjustments have been made in these consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that the Company may not be able to continue as a going concern.

Moore Stephens
Chartered Accountants
St. Paul's House
London EC4P 4BN                                      April 11, 2002
United Kingdom

                                TELEMONDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       As at December 31, 2001 and 2000
                      (US Dollars expressed in thousands)

                                                                               Note     2001       2000
                                                                               ----   ---------  --------
Assets
Cash and cash equivalents.....................................................        $      26  $  1,430
Trade accounts receivable, net of allowance for doubtful debts of $559 in 2001
  and $2,025 in 2000..........................................................              861     6,313
Prepayments and other debtors, net allowance for impairment of
  $5,400 in 2001..............................................................   7          801     9,403
                                                                                      ---------  --------
Total current assets..........................................................            1,688    17,146
Property, plant and equipment.................................................   8          194    18,113
Intangible assets.............................................................   9           --    23,618
Investment....................................................................  17(b)       180        --
                                                                                      ---------  --------
Total assets..................................................................        $   2,062  $ 58,877
                                                                                      =========  ========
Liabilities and stockholders' equity
Trade accounts payable........................................................  10    $  72,689  $ 29,025
Other creditors and accrued expenses..........................................  11       28,248    12,094
Deferred income...............................................................            5,683     3,595
Short term notes..............................................................  12       12,842    11,895
                                                                                      ---------  --------
Total current liabilities.....................................................          119,462    56,609
                                                                                      ---------  --------
Trade accounts payable non-current............................................               --     6,000
                                                                                      ---------  --------
Commitments and Contingencies.................................................               --        --
Minority interests............................................................               --        90
                                                                                      ---------  --------
Stockholders' equity
Preferred stock...............................................................  13           50        50
Common stock..................................................................  13          122       109
Additional paid in capital....................................................           72,257    71,437
Retained earnings (deficit)...................................................         (189,829)  (75,418)
                                                                                      ---------  --------
Total stockholders' deficit...................................................         (117,400)   (3,822)
                                                                                      ---------  --------
Total liabilities and stockholders' equity....................................        $   2,062  $ 58,877
                                                                                      =========  ========




                See notes to consolidated financial statements

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


                                TELEMONDE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

             For the years ended December 31, 2001, 2000 and 1999
         (US Dollars expressed in thousands except per share amounts)

                                                                 Note   2001       2000      1999
                                                                 ---- ---------  --------  --------
Revenues........................................................  15  $  20,725  $ 40,305  $  8,165
Cost of sales...................................................         20,517    29,357     6,391
                                                                      ---------  --------  --------
Gross margin....................................................            208    10,948     1,774
                                                                      ---------  --------  --------
Operating expenses
Selling, general and administrative expenses....................         10,319    16,636     9,405
Amortisation of goodwill........................................          3,846     3,681       527
Financing costs.................................................          2,050     2,653    10,591
Impairment of goodwill..........................................         19,697     5,249        --
Impairment of property, plant and equipment.....................         14,707        --        --
Impairment of investments.......................................          2,129        --        --
Reserve for doubtful debts......................................          5,959     2,055       923
Reserve for inventory...........................................             --        --    40,690
Contract terminations and penalties.............................         46,637        --        --
                                                                      ---------  --------  --------
Operating expenses..............................................        105,344    30,274    62,136
                                                                      ---------  --------  --------
Operating loss..................................................       (105,136)  (19,326)  (60,362)
                                                                      ---------  --------  --------
Other income (expense)
Interest income.................................................            193       885       582
Interest expense................................................         (9,513)   (1,786)   (1,337)
Share of loss of associate......................................             --      (400)       --
Foreign exchange gains..........................................             33       508        --
                                                                      ---------  --------  --------
Total other expense.............................................         (9,287)     (793)     (755)
                                                                      ---------  --------  --------
Loss before minority interests and extraordinary item...........       (114,423)  (20,119)  (61,117)
Minority interests..............................................             12       (74)       --
                                                                      ---------  --------  --------
Loss before extraordinary item..................................       (114,411)  (20,193)  (61,117)
Extraordinary item--Gain on restructuring of debt (no applicable
  income taxes).................................................   4         --    17,624        --
                                                                      ---------  --------  --------
Loss for the year...............................................      $(114,411) $ (2,569) $(61,117)
                                                                      =========  ========  ========
Loss per share before extraordinary item--basic and diluted.....      $   (0.97) $  (0.22) $  (1.22)
                                                                      =========  ========  ========
Loss per share--basic and diluted...............................   6  $   (0.97) $  (0.03) $  (1.22)
                                                                      =========  ========  ========

                See notes to consolidated financial statements

                                TELEMONDE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the years ended December 31, 2001, 2000 and 1999
                      (US Dollars expressed in thousands)

                                                                      Additional
                                                     Preferred Common  Paid in   Retained
                                                       Stock   Stock   Capital   Earnings     Total
                                                     --------- ------ ---------- ---------  ---------
At January 1, 1999..................................    $--     $ 30   $    --   $ (11,732) $ (11,702)
Net loss............................................     --       --        --     (61,117)   (61,117)
Common stock issued.................................     --       43    16,244          --     16,287
Stock issued to acquire subsidiaries and investments     --       --    23,530          --     23,530
Financing costs satisfied by issuance of warrants...     --       --     8,976          --      8,976
Fees satisfied by issuance of stock.................     --       --       404          --        404
                                                        ---     ----   -------   ---------  ---------
At December 31, 1999................................     --       73    49,154     (72,849)   (23,622)
Net loss............................................     --       --        --      (2,569)    (2,569)
Preferred stock issued..............................     50       --     3,975          --      4,025
Common stock issued.................................     --       34     6,133          --      6,167
Common stock cancelled..............................     --       --      (300)         --       (300)
Stock issued to acquire subsidiaries and investments     --        2     2,835          --      2,837
Fees satisfied by issuance of stock.................     --       --     9,640          --      9,640
                                                        ---     ----   -------   ---------  ---------
At December 31, 2000................................    $50     $109   $71,437   $ (75,418) $  (3,822)
Net loss............................................     --       --        --    (114,411)  (114,411)
Stock issued as deferred consideration to acquire
  subsidiaries......................................     --       12     1,619          --      1,631
Common stock cancelled..............................     --       --      (912)         --       (912)
Fees satisfied by issuance of stock.................     --       --        69          --         69
Common stock issued to non Executive directors......     --        1        44          --         45
                                                        ---     ----   -------   ---------  ---------
At December 31, 2001................................    $50     $122   $72,257   $(189,829) $(117,400)
                                                        ===     ====   =======   =========  =========


                See notes to consolidated financial statements

                                TELEMONDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 2001, 2000 and 1999
                      (US Dollars expressed in thousands)

                                                                                2001       2000      1999
                                                                              ---------  --------  --------
Operating activities
Net Loss                                                                      $(114,411) $ (2,569) $(61,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
 Reserve for doubtful debts..................................................       559     2,055       923
 Reserve for inventory.......................................................        --        --    40,690
 Amortisation of goodwill....................................................     3,846     3,681       527
 Financing costs satisfied by issuance of warrants...........................        --     1,548     8,976
 Depreciation................................................................     2,396     2,760       590
 Fees satisfied by issuance of stock.........................................       114     3,524       404
 Common stock cancelled......................................................      (912)       --        --
 Extraordinary gain on restructuring of debt.................................        --   (17,624)       --
 Impairment of goodwill......................................................    19,697     5,249        --
 Impairment of property, plant and equipment.................................    14,707        --        --
 Adjustment for real estate element..........................................       826        --        --
 Impairment of investments...................................................       168        --        --
 Stock issued as deferred consideration......................................     1,631        --        --
 Minority interests..........................................................       (90)       74        --
 (Increase) decrease in trade accounts receivable............................     4,893     2,804     3,792
 (Increase) decrease in prepayments & other debtors..........................     8,602    (6,816)   (1,120)
 (Increase) decrease in inventory............................................        --        --    (3,865)
 Increase (decrease) in trade accounts payable...............................    37,664    (4,398)    8,680
 Increase (decrease) in accrued expenses.....................................    16,154     7,414   (16,920)
 Increase (decrease) in deferred income......................................    (2,088)      938      (943)
                                                                              ---------  --------  --------
Net cash provided by (used in) operating activities..........................    (2,068)   (1,360)  (19,383)
                                                                              ---------  --------  --------
Investing activities
Pre-acquisition advances to subsidiary.......................................        --        --    (6,014)
Purchases of investments.....................................................      (273)       --        --
Purchase of property, plant and equipment....................................       (10)     (921)   (1,330)
Cash acquired in acquisitions................................................        --       170         6
                                                                              ---------  --------  --------
Net cash provided by (used in) investing activities..........................      (283)     (751)   (7,338)
                                                                              ---------  --------  --------
Financing activities
Proceeds from short and long-term debt.......................................     1,168     7,660    10,941
Repayment of short and long term debt........................................      (221)   (4,182)   (3,100)
Issuance of stock............................................................        --         1    16,287
                                                                              ---------  --------  --------
Net cash provided by (used in) financing activities..........................       947     3,479    24,128
                                                                              ---------  --------  --------
Net increase (decrease) in cash and cash equivalents.........................    (1,404)    1,368    (2,593)
Cash and cash equivalents beginning of period................................     1,430        62     2,655
                                                                              ---------  --------  --------
Cash and cash equivalents end of period...................................... $      26  $  1,430  $     62
                                                                              =========  ========  ========
Supplemental disclosure of cash flow information:
Interest paid................................................................ $       5  $    950  $    844
                                                                              =========  ========  ========


                See notes to consolidated financial statements

                                TELEMONDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


1.  Business, organisation and liquidity

   Telemonde, Inc. and its subsidiaries (the "Company") is a telecommunications carrier and service company, providing a range of bandwidth, voice, emerging markets, internet and advisory services to the global telecommunications industry.

   The Company has incurred accumulated losses of $ 189,829 and as at December 31, 2001 its total liabilities exceeded its total assets by $ 117,400. As a result of the losses, and continuing uncertainties in the global telecommunications industry, there is substantial doubt about the ability of the Company to continue as a going concern. As more fully explained in note 19, the Company has defaulted on the terms of payment of amounts due its principal suppliers and the Inland Revenue. The Company's creditors may seek to use their powers to force the Company or its subsidiaries to enter bankruptcy proceedings. A supplier has applied to the United Kingdom Courts for the compulsory winding up of Metrolinx Limited, a subsidiary of Telemonde Inc. The Company has been actively negotiating with its creditors to restructure its liabilities and provide more favourable payment terms. It is proposed to withdraw from the bandwidth market, and negotiate an exit from long-term supply contracts. The Company will focus on high margin advisory services and voice services.

   The Company has reviewed the recoverability and classification of recorded assets, and the amounts and classification of liabilities, in order to reflect the fact that the Company may not be able to continue as a going concern. Adjustments have been made in these consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that the Company may not be able to continue as a going concern.

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

   Actual results could differ from those estimates. In 2001 assets are presented at their estimated recoverable amounts.

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

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   (c) Revenues

   Bandwidth customers of the Company entered into either (1) operating lease agreements, or (2) capacity sales agreements.

   The operating lease agreements granted the customer a right to use fiber optic cable capacity for periods of time which are substantially less than the design life of the capacity. Revenue is recognised on a straight line basis over the life of the lease.

   The capacity sales agreements granted the customer an indefeasible right of use in units of fiber optic cable capacity. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 43 ("FIN43"), the capacity sales agreements were bifurcated into an equipment portion and a real estate portion. The real estate portion was classified as an operating lease. Revenues were recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity sales agreement was classified as a direct financing sub lease, as defined by Statement of Financial Accounting Standards ("SFAS") 13. Under the terms of substantially all capacity sales agreements, the purchase price was due in full when the capacity was ready for service. In such cases, revenue attributable to the equipment portion was recognised when the capacity was ready for service. If the purchase price was payable on deferred terms, revenues were deferred and amortised to the income statement so as to produce a constant periodic rate of return on the net investment in the equipment portion of the capacity sales agreement. Customers who entered into capacity sales agreements paid deposits toward the purchase price and such amounts were included as deferred revenue in the consolidated balance sheet. Maintenance revenues due under capacity sales agreements are recognised in the year when services are rendered.

   Telecommunications traffic revenues are recognised in the year when the traffic is transmitted. Telephone card service income earned by Desert Telecommunication Services LLC, was initially deferred then recognised rateably over the period of the card. Route management service income earned is recognised rateably over the period when services are rendered.

   Advisory services revenues are recognised in the period that the service is rendered.

   (d) Cost of Sales

   The Company entered into agreements with its bandwidth suppliers which took the form of either (1) operating lease agreements, or (2) capacity purchase agreements.

   The operating lease agreements granted the Company a right to use fiber optic cable capacity for periods of time which were substantially less than the design life of the capacity. Operating lease costs were recognised on a straight line basis over the life of the lease.

   The capacity purchase agreements granted the Company an indefeasible right of use in units of fiber optic cable capacity. In accordance with the provisions of FIN43, the capacity purchase agreements were bifurcated into an equipment portion and a real estate portion. The real estate portion was classified as an operating lease. Operating lease costs were recognised on a straight line basis over the life of the agreement. The equipment portion of a capacity purchase agreement was classified as a capital lease, as defined by SFAS 13. Capacity acquired under capital leases was initially recorded as an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term.

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   (e) Fair value of financial instruments

   The carrying amounts for cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and short term notes approximate their fair value.

   (f) Cash and cash equivalents

   For the purposes of the consolidated statements of cash flows, demand and time deposits with original maturities of three months or less are considered equivalent to cash.

   (g) Property, plant and equipment

   The Company's fiber optic cable network acquired under capital leases was initially recorded as an asset and an obligation at an amount equal to the present value at the beginning of the lease term of the minimum lease payments during the lease term. Thereafter it was depreciated on a straight line basis over the estimated useful life of 10 years from the date of being brought into use. Telecommunications and office equipment is depreciated on a straight line basis over 4 years. See Note 1.

   (h) Goodwill

   Goodwill arising on the acquisition of subsidiaries is capitalised and amortised on a straight line basis over its estimated useful life, taken to be 10 years from the date of acquisition.

   (i) Intangible assets

   Intangible assets other than goodwill are recorded at cost and amortised on a straight line basis over their estimated useful lives, taken to be 5 years from the date of acquisition.

   (j) Impairment of long-lived assets

   As prescribed by SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortisation period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   (m) Foreign currencies

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

   (n) Concentrations of credit risk

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

   (o) Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.  Adoption of new accounting standards

   On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes the accounting and reporting standards for derivative instruments and hedging activities. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations". This standard prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill is no longer amortized but reviewed for impairment at least annually. The standard also provides guidance on the accounting for other intangible assets. An acquired intangible asset (other than goodwill) with an indefinite useful life should not be amortized until its useful economic life is determined to be finite. These assets should be tested for impairment at least annually. An acquired intangible asset (other than goodwill) with a limited useful life should be amortized over its useful economic life and reviewed for impairment in accordance with SFAS 121. The effective date of SFAS 142 is for fiscal years beginning after December 15, 2001. Goodwill and other intangible assets acquired after June 30, 2001 were immediately subject to the nonamortization and amortization provisions of the standard. SFAS 142 will be adopted in full on January 1, 2002. Application of the standard would not have affected net income in the year ended December 31, 2001. Amortization of goodwill would have been reduced by $3,846 to nil, and impairment of goodwill would have increased by the same amount.

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets". This standard supersedes SFAS 121 but retains the basic requirements regarding when to recognize and how to measure an impairment loss. SFAS 144 applies to long lived assets but specifically excludes goodwill and intangible assets not being amortized. Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001. SFAS 144 will be adopted on January 1, 2002. The adoption of SFAs 144 is not expected to have a material effect on the Company's consolidated financial statements.

4.  Extraordinary item

   Under terms of the standstill agreement dated December 4, 2000 with Global Crossing, the Company extinguished liabilities and cancelled bandwidth contracts valued at $55,025 and $21,465, respectively, in exchange for a note payable totalling $11,911 and 5,000,000 shares of the Company's convertible preferred stock.The estimated fair value of 5,000,000 shares of preferred stock was $4,025, resulting in an extraordinary gain on restructuring of debt of $17,624. The effect of the extraordinary gain on restructuring of debt on net loss per share amounted to $0.19 per share.

5.  Taxation

   The Company has incurred operating losses. In the event that the Company generates taxable earnings in the future, operating losses incurred in 2001, 2000 and 1999 would not necessarily be applied against future taxable earnings. Accordingly, no tax provisions or deferred tax benefit was recorded in 2001, 2000 or 1999.

6.  Loss per share

   The calculation of basic earnings per share is as follows:

                                                 2001         2000        1999
                                             ------------  ----------  -----------
Loss attributable to common stockholders.... $   (114,411) $   (2,569) $   (61,117)
Average common shares issued and outstanding  118,179,845   90,858,46   50,186,654
                                             ------------  ----------  -----------
Basic and diluted loss per share............ $      (0.97) $    (0.03) $     (1.22)
                                             ============  ==========  ===========

   No adjustment to earnings per share arises on the issue of warrants as the effect is antidilutive.

7.  Prepayments and other debtors


                                                         2001 2000
                                                         ---- -----
            Prepaid traffic, bandwidth and network costs 522  7,543
            Other....................................... 279  1,860
                                                         ---  -----
            Total....................................... 801  9,403
                                                         ===  =====

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


8.  Property, plant and equipment


                                                                                2001      2000
                                                                            ------------ ------
                                                                            (See Note 1)
Fiber optic network, net of accumulated depreciation of $759 in 2000.......      --       5,783
Undrawn capacity, net of accumulated depreciation of $1,315 in 2000........      --      10,520
Telecommunications equipment, net of accumulated depreciation of $1,521 in
  2001 and $1,182 in 2000..................................................     149       1,701
Office equipment, net of accumulated depreciation of $77 in 2001 and $94 in
  2000.....................................................................      45         109
                                                                                ---      ------
                                                                                194      18,113
                                                                                ===      ======

   Depreciation expense amounted to $ 2,396, $2,760 and $590 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.  Intangible assets

                                                                  2001  2000
                                                                  ---- ------
   Goodwill, net of accumulated amortization of $3,074 in 2000...  --  19,908
   Customer base, net of accumulated amortization of $774 in 2000  --   3,018
   Employees, net of accumulated amortisation of $182 in 2000....  --     692
                                                                   --  ------
                                                                   --  23,618
                                                                   ==  ======

   Goodwill and other intangible assets related to the Company's investments in Equitel Communications Limited were written off to loss on impairment of goodwill during the year ended December 31, 2001, resulting in an impairment loss of $ 19,697. Impairment is assessed based on the fair values of the assets. Fair values are estimated using discounted future cash flows based on current market interest rates. As the Company does not anticipate future cash flows from Equitel Communications Limited, following a decline in its markets and the termination of contracts in Oman, the carrying value of related goodwill has been reduced to nil.
   Goodwill related to the Company's investment in TGA (UK) Limited and investments in joint ventures in Africa, arising upon acquisition of Equitel Communications Limited, were written off to loss as impairment of goodwill during the year ended December 31, 2000, resulting in a loss of $5,249.

10.  Trade accounts payable

   Included in trade accounts payable is an amount due to Gemini Submarine Cable System Limited ("Gemini") in the form of two promissory notes executed in August 1999, as more fully discussed in Note 19. Interest accrues on the outstanding balance at a rate of 3% over LIBOR. The outstanding debt is secured by the capacity. The balance of accounts payable due to Gemini under these promissory notes amounted to $2,139 and $1,825 as of December 31, 2001 and 2000, respectively. Accrued interest of $ Nil and $365 as of December 31, 2001 and 2000, respectively is included in other creditors and accrued expenses.

   Included in trade accounts payable is an amount due to WorldCom in connection with capacity purchase agreements entered into in December 1998 and March 1999, as more fully described in Note 19. The balance due to WorldCom under these capacity purchase agreements amounted to $ 17,300 and $17,300 as of December 31, 2001 and 2000 respectively.

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   Included in trade accounts payable is an amount due to Global Crossing in connection with a capacity purchase agreement entered into in June, 1998, backhaul agreements entered into in December 1998, and a capacity commitment agreement entered into in December 2000, as more fully described in Note 19.
The balance due to Global Crossing under these agreements amounted to $ 50,341 and $ 10,541 as of December 31, 2001 and 2000 respectively. Related accrued interest of $ 7,526 and $61 is included in other creditors and accrued expenses.

11.  Other creditors and accrued expenses

                                                         2001   2000
                                                        ------ ------
           Accrued traffic, bandwidth and network costs  7,409  6,321
           Payroll taxes...............................  2,152  1,137
           Contract penalties..........................  3,605  1,105
           Accrued interest............................  8,841    971
           Other.......................................  6,241  2,560
                                                        ------ ------
           Total....................................... 28,248 12,094
                                                        ====== ======

12.  Short term notes


                                                                                  2001   2000
                                                                                 ------ ------
Communications Collateral Limited including principal and accrued interest at
  12.5%, payable in one lump sum, due on demand secured by substantially all the assets of Telemonde Investments Limited and its subsidiaries..................  3,263  2,924
Convertible note payable, bearing interest at LIBOR plus 2%, payable in one lump sum, due April 2001, convertible to common stock at $0.80 per share unsecured.  7,300  7,450
Note payable, non interest bearing, payable in one lump sum, due on demand, unsecured.....................................................................  1,000  1,000
Other notes payable, interest at various rates, due on demand, unsecured........  1,279    521
                                                                                 ------ ------
                                                                                 12,842 11,895
                                                                                 ====== ======

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


13.  Capital stock

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

   The Company's authorised and issued consisted of the following:

                                                                   2001 2000
                                                                   ---- ----
    Authorised:
     145,000,000 shares of common stock $0.001 par value per share $145 $145
                                                                   ==== ====
     5,000,000 shares of preferred stock $0.01 par value per share $ 50 $ 50
                                                                   ==== ====
    Issued:
     121,876,118 (2000: 108,982,546) shares of common stock....... $122 $109
     5,000,000 (2000: 5,000,000) shares of preferred stock........   50   50
                                                                   ---- ----
                                                                   $172 $159
                                                                   ==== ====

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

   Using the Black-Scholes option pricing model, the warrants have been valued at $ 6,600. This has been treated as additional paid in capital and financing costs in 1999. The valuation model is based on the prevailing stock price of $5.25 per share and a 65% volatility factor. During the year ended December 31, 2000 the exercise price of $5.25 was reduced to $2.70. The value of the warrants remained substantially unchanged at $6,600.

   The Company has entered into Registration Rights Agreements with Communications Collateral Limited, WorldCom and Global Crossing providing for participation as selling shareholders beginning with the first underwritten public offering of at least $10 million. In addition the agreements provide certain additional demand and piggyback registration rights.

   In 2001, the Company issued 800,000 shares of common stock to its non-executive directors, resulting in a charge to the income statement of $40.

14.  Segments

   The Company follows provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)

annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.
   The Company's reportable segments include bandwidth services, voice services, and advisory services. Other primarily includes developing business lines such as internet services and other corporate assets including goodwill and overhead not attributable to a specific segment.

                           Bandwidth  Voice   Advisory  Other
                           Services  Services Services Services Total
                           --------- -------- -------- -------- ------
                                     (US dollars in millions)
        2001
        Revenues..........    13.1      7.5     0.1       0.0     20.7
        Gross margin......    (0.4)     0.7     0.1      (0.2)     0.2
        Net income (loss).   (21.5)    (3.5)    0.1     (89.5)  (114.4)
        Total assets......     0.7      0.7     0.0       0.7      2.1

        2000
        Revenues..........    19.9     10.8     7.8       1.8     40.3
        Gross margin......     4.2     (0.9)    7.4       0.2     10.9
        Extraordinary gain    17.6       --      --        --     17.6
        Net income (loss).    12.0     (7.4)    5.5     (12.7)    (2.6)
        Total assets......    21.0      9.4     2.6      25.9     58.9

        1999
        Revenues..........     8.2       --      --        --      8.2
        Gross margin......     1.8       --      --        --      1.8
        Net income (loss).   (61.1)      --      --        --    (61.1)

15.  Concentrations

   The following are the customers, together with their country of incorporation, that comprise 10% or more of operating revenues:

                                                   2001  2000  1999
                                                   ----- ----- -----
           Jazz Telecom S.A. (Spain)..............   324 7,026    --
           Telecom Italia (Italy).................   109   140 4,621
           Trans Global Network Services (England)   811 4,003 2,000
           Wholesale Telecom Company (USA)........   406 5,355    --
           Europe On Line (Switzerland)........... 2,436 2,312    --
           Teleglobe.............................. 6,953   787    --

   None of the above bandwidth revenues are expected to be recurring sources of revenue.

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


16.  Related party transactions

   (a) During the year the Company made payments to Argonaut Limited and Harley Consultants Limited amounting to $ Nil (2000: $45, 1999: $225) for directors and consultancy services. Mr. Michael Collins, a director of Telemonde Investments Limited, is a director of both Argonaut Limited and Harley Consultants Limited and has a controlling interest in Argonaut Limited.

   (b) During the year Meynard Freres Limited (Formerly Hoolcross Limited) advanced $90 to the Company (2000: $70, 1999: $ Nil). Advisory fees billed by the Company to Meynard Freres Limited amounted to $792 (2000:
       Nil, 1999: Nil) of which $141 was outstanding at 31 December. Kevin Maxwell is a director and shareholder of Meynard Freres Limited.

17.  Acquisitions and Disposals

   (a) Telemonde Investments Limited

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

   (b) Desert Telecommunications Services LLC

   In March 2000, the Company entered into an agreement to acquire an additional 26% interest in Desert Telecommunications Services LLC in Oman. Through its subsidiary Equitel Communications Limited, the Company already held a 49% interest in Desert Telecommunications Services LLC which had been accounted for under the equity method.

   The acquisition was accounted for as a purchase. The purchase price was allocated to the assets and liabilities acquired based on their fair market values. The assets, liabilities and results of operations of Desert Telecommunications Services LLC are included with those of the Company as of April 1, 2000.

   The total purchase price amounted to $2,026 and was comprised of 1,750,000 shares of common stock of the Company. The excess of the purchase price over the assets acquired and liabilities assumed of $2,202 was attributed to goodwill.

   In December 2001, the Company reached agreement to dispose of its 26% interest in Desert Telecommunications Services LLC to the minority shareholder, in exchange for the return and cancellation of 1,750,000 shares of common stock of the Company. There was no material difference between the fair value of the proceeds and the fair value of the assets and liabilities disposed of. The remaining 49% interest in Desert Telecommunications Services LLC is being accounted for under the equity method.

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   (c) Equitel Communications Limited

   On November 8, 1999, the Company acquired the entire issued share capital of Equitel Communications Limited, a telecommunications services company incorporated in the United Kingdom. The vendors of Equitel Communications Limited included Janet Pomeroy, Adam Bishop and Telcoworld Limited. Kevin Maxwell is associated with Telcoworld Limited. Kevin Maxwell and Adam Bishop are directors of Telemonde Inc. Harry Pomeroy is a director of Equitel Communications Limited. The combination has been accounted for under the purchase method and the results have been included from the date of acquisition. Under the terms of the Share Purchase Agreement, the consideration payable to the vendors was $20,632 satisfied by the issuance of 4,947,917 shares of common stock of the Company in 1999 and 12,434,286 shares of common stock of the company in 2001.

   The purchase consideration was allocated as follows:-

                Fair value of net liabilities acquired  (11,402)
                Goodwill..............................   27,236
                Customer base.........................    3,898
                Employees.............................      900
                                                       --------
                                                       $ 20,632
                                                       ========

18.  Commitments

   The Company has entered into long term agreements for its principal offices and the acquisition of telecommunications services. Future minimum payments under non-cancellable commitments are as follows.

                                Year ended
                               December 31,
                               ------------
                                2002....... $350
                                2003.......  250
                                2004.......   75
                                2005.......   --
                                Thereafter.   --

19.  Contingencies, risk and uncertainties

   (a) Communication Collateral Limited

   In April 1999, the Company entered into a capacity option agreement with Communications Collateral Limited. The agreement granted a put option to Communications Collateral Limited to require the Company to purchase certain capacity for $6,500. Communications Collateral Limited exercised the option and the Company has paid $2,500 of the purchase price but defaulted on the remaining balance of $4,000. As of December 31, 2001 the Company remains in default of the option agreement. The balance due to Communications Collateral Limited under the option agreement, including interest thereon of $3,263 and $2,924 as of December 31, 2001 and 2000 is classified in short term notes. The amount due to Communications Collateral Limited is secured on substantially all the Company's assets.

                                TELEMONDE, INC.

                    As of December 31, 2001, 2000 and 1999
                ($ amounts in thousands, except per share data)


   (b) WorldCom

   In December 1998 and March 1999, the Company entered into capacity purchase agreements with Worldcom valued at $19,800 and $6,500 respectively. The Company defaulted on the total liability under these agreements of $26,300. In July 2000 an agreement was reached with WorldCom whereby $9,000 of the outstanding debt due to WorldCom was exchanged for shares in the Company with an equivalent fair market value. As of December 31, 2001, the Company remains in default of its obligations under the capacity purchase agreements. The outstanding balance due to WorldCom under the capacity purchase agreements of $17,300 and $17,300 as of December 31, 2001 and 2000, respectively is classified in trade accounts payable.

   (c) Global Crossing

   In June 1998, the Company entered into a capacity purchase agreement with Global Crossing at a cost $64,800. In December 1998, the Company entered into backhaul agreements and in November 1999 the Company entered into an international private line service agreement. The Company defaulted on its obligations under the capacity purchase agreement, the backhaul agreements and the international private line service agreement, resulting in the Company owing $9,000 (plus related charges of $2,911) for drawndown services, and having an outstanding obligation to draw down further capacity of $ 42,930. In December 2000, the Company and Global Crossing entered into a standstill agreement to settle the terms of the Company's liabilities.

   The standstill agreement provided for the extinguishment of liabilities in exchange for inventory, a new obligation to pay $11,911 and 5,000,000 shares of the Company's Series A Convertible Preferred Stock. The Company defaulted on its obligations under the standstill agreement, and hence the remaining amount of $11,436 due under the standstill agreement is immediately payable. Additionally, Global Crossing may take action to pursue debts arising under the original capacity purchase agreement amounting to $42,930 plus accrued interest of $7,526, calculated based on 3% over the One Month London Interbank Offered Rate for U.S. Dollars.

   As of December 31, 2001 and 2000, the total liability amounted to $50,341 and $10,541 respectively. See Note 10.

   (d) Gemini Submarine Cable System Limited

   In April 1998, the Company entered into a capacity purchase agreement with Gemini Submarine Cable System Limited ("Gemini"). Under the terms of the capacity purchase agreement, as subsequently amended, the Company issued promissory notes to Gemini amounting to $ 2,700. The Company has defaulted on its obligations under the promissory notes, giving Gemini the right to immediately terminate the Indefeasible Rights of Use granted to the Company. As of December 31, 2001 and 2000 the Company owed $2,139 and $1,825, respectively, under the promissory notes which is classified among trade accounts payable.

   (e) Inland Revenue

   As at December 31, 2001, the Company's liabilities to the United Kingdom Inland Revenue for payroll taxes and social security contributions amounted to $2,152 (2000: $1,137). The Company is in default with Inland Revenue, who may exercise their powers of enforcement over the settlement of liabilities, including petitioning for the winding up of the Company's UK subsidiaries.

   (f) Other

   The Company has guaranteed the obligations of a former customer to a supplier amounting to a maximum of $1,700.