Form 10-Q
period 2002-03-31
TELEMONDE INC
filed 2002-05-16
CIK 1098387

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

    For the quarterly period ended March 31, 2002
                                   --------------

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

       Registrant's telephone number, including area code: (646) 435-5645
                                                           -----

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No___
             ---

         As of May 1, 2002, Telemonde, Inc. had issued and outstanding 123,626,118 shares of common stock, $.001 par value per share.

                                 TELEMONDE, INC.
                                 ---------------

                                      INDEX

                                                                     Page Number

                                                                     -----------
                        PART I - FINANCIAL INFORMATION

           Independent Accountant's Report                                    3

Item 1.    Financial Statements

           Consolidated Financial Statements:

           Consolidated Balance Sheets -
               March 31, 2002 and December 31, 2001                           4

           Consolidated Statements of Income -
               Three months ended
               March 31, 2002 and 2001                                        5

           Consolidated Statements of Cash Flow -
               Three months ended
               March 31, 2002 and 2001                                        6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

           Forward-Looking statements                                         9
           Introduction                                                       9
           Strategy                                                           9
           Operating Risks                                                   10
           Results of Operations                                             10
           Liquidity and commitments                                         11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        13


                       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 13

Item 5.    Other Information                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   14

Exhibits index                                                               14

INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying consolidated balance sheet of Telemonde, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in note 1 to the financial statements, the Company has incurred accumulated losses of $191.0 million and at March 31, 2002, total liabilities exceeded total assets of $118.5 million. Management plans in this regard are disclosed in note 2. There is substantial doubt about the ability of the Company to continue as a going concern. Adjustments have been made to these consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that the Company may not be able to continue as a going concern.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 11, 2002, we expressed an unqualified opinion with an explanatory paragraph on those consolidated financial statements. We reported that there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements include adjustments relating to the recoverability of recorded assets, or the amounts of liabilities, that might be necessary in the event that the Company cannot continue in existence. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                MOORE STEPHENS
                                                Chartered Accountants

St. Paul's House
London EC4P 4BN
May 10, 2002

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 TELEMONDE, INC.

                           Consolidated Balance Sheets
                       (US Dollars expressed in thousands)

                                                                  At 31 March          At 31 December
                                                                         2002                    2001
                                                                   (unaudited)            (unaudited)
Assets

Cash and cash Equivalents                                         $         70         $           26
Trade accounts receivable, net of allowance
   for doubtful debts of $50 in 2002 and $468 in 2001                      291                    861
Prepayments and other debtors                                              359                    801
                                                                  ------------         --------------
Total current assets                                                       720                  1,688
                                                                  ------------         --------------

Property, plant and equipment                                              144                    194
Investment in associated company                                            61                    180
                                                                  ------------         --------------

Total assets                                                      $        925         $        2,062
                                                                  ------------         --------------

Liabilities and stockholders' equity
Trade accounts payable                                                  72,886                 72,689
Other creditors and accrued expenses                                    28,617                 28,248
Deferred income                                                          5,198                  5,683
Short term notes                                                        12,749                 12,842
                                                                  ------------         --------------
Total current liabilities                                              119,450                119,462
                                                                  ------------         --------------

Stockholders' equity
Preferred stock                                                             50                     50
Common stock                                                               122                    122
Additional paid in capital                                              72,257                 72,257
Retained deficit                                                      (190,954)              (189,829)
                                                                  ------------         --------------
Total stockholders' deficit                                           (118,525)              (117,400)
                                                                  ------------         ---- ---------
Total liabilities and stockholders' equity                        $        925         $        2,062
                                                                  ============         ==============

See accompanying notes and independent accountants' report

                                 TELEMONDE, INC.
                        Consolidated Statements of Income
                       (US Dollars expressed in thousands)
                                   (Unaudited)

                                                                  Three months ended 31 March
                                                                  ---------------------------
                                                                        2002         2001
                                                                        ----         ----
Revenues                                                         $        949     $  8,157

Cost of sales                                                             693        7,061
                                                                 ------------     --------
Gross margin                                                              256        1,096
                                                                 ------------     --------

Operating expenses
Selling, general and administrative expenses                            1,056        3,059
Amortization of goodwill                                                    -          879
Impairment of investments                                                 119            -
Bad and doubtful debts                                                    571          122
Contract terminations                                                    (928)           -
                                                                 ------------     --------
Operating expenses                                                        818        4,060
                                                                 ------------     --------
Operating loss                                                           (562)      (2,964)
                                                                 ------------     --------
Other income (expense)

Interest income                                                             -          112
Interest expense                                                         (871)        (502)
Foreign exchange gains                                                    308          507
                                                                 ------------     --------
Total other income (expense)                                             (563)         117
                                                                 ------------     --------
Loss for period from continuing
  operations                                                           (1,125)      (2,847)

Income from discontinued operations                                         -           30
                                                                 ------------     --------
Loss for the period                                                    (1,125)      (2,817)

                                                                 ------------     --------

Loss per share - basic and diluted

Continuing Operations                                            $      (0.01)    $  (0.03)

Income from discontinued operations                                         -         0.00
                                                                 ------------     --------
Loss for the period                                              $      (0.01)    $  (0.03)
                                                                 ============     ========

See accompanying notes and independent accountants' report

                                 TELEMONDE, INC.
                      Consolidated Statements of Cash Flow
                       (US Dollars expressed in thousands)
                                   (Unaudited)

                                                                                      Three months ended 31 March
                                                                                      ---------------------------
                                                                                             2002            2001
                                                                                             ----            ----
Operating activities
       Loss                                                                              $ (1,125)    $    (2,817)

       Adjustments to reconcile loss to net cash provided by
       operating activities:
           Bad and doubtful debts                                                             571             122
           Amortization of goodwill                                                             -             879
           Depreciation                                                                        49             636
           Fees satisfied by issuance of stock                                                  -              70
           Fees satisfied by issuance of short term notes                                       -             935
           Unrealized gains on foreign currency transactions                                 (175)           (350)
           Decrease in investment in associated company                                       119               -
           (Increase) decrease in trade accounts receivable                                   520            (463)
           (Increase) decrease in prepayments and other debtors                                79             380
           Increase (decrease) in trade accounts payable                                      197            (826)
           Increase (decrease) in accrued expenses                                            369            1063
           Increase (decrease) in deferred income                                            (485)            125

                                                                                         --------     -----------
Net cash provided by (used in) operating activities                                           (38)           (246)
                                                                                         ---------    -----------

Investing activities
        Purchase of property, plant and equipment                                               -             (56)
                                                                                         --------     -----------
        Net cash used in investing activities                                                   -             (56)
                                                                                         --------     -----------

Financing activities

        Repayment of short term notes                                                           -            (196)
        Proceeds from short term notes                                                         82
                                                                                         --------     -----------
        Net cash provided by (used in) financing activities                                    82            (196)
                                                                                         --------     -----------

                                                                                         --------     -----------
Net cash provided by discontinued operations                                                    0             320
                                                                                         --------     -----------

Net increase (decrease) in cash and cash equivalents                                           44            (178)

Cash and cash equivalents beginning of period                                                  26           1,430
                                                                                         ========     ===========

Cash and cash equivalents end of period                                                  $     70     $     1,252
                                                                                         ========     ===========

Supplemental disclosure of cash flow information:

          Interest paid                                                                  $      -     $         5

See accompanying notes and independent accountants' report

                                 TELEMONDE, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

1. The financial statements have been prepared on the basis that it may not be able to continue as a going concern. Adjustments have been made in these Financial Statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities on this basis. As at March 31, 2002, we had a retained deficit of $191.0 million and an excess of liabilities over assets of $118.5 million.

2. There is substantial doubt about our ability to continue as a going concern. Management is addressing the ongoing solvency of the company including cutting costs, seeking fresh financing and the focussing on the provision of high-margin advisory services to the telecommunications sector. The Board has not taken the decision to cease trading, as it believes that on balance, the stakeholders in the business, including our creditors and shareholders, are likely to be better served if we continue trading.

3. In 1998, Telemonde Bandwidth (Bermuda) Limited agreed to acquire 16 STM-1 transatlantic IRU telecommunications circuits for an agreed price of approximately $64.8 million from Atlantic Crossing Limited (a Global Crossing subsidiary). As of March 31, 2002, we owed Global Crossing $11.4 million for circuits which we had been supplied with and related maintenance charges and had a continuing obligation to draw-down 10 STM-1s for $42.9 million.

In December 2000, Global Crossing released us from our outstanding commitment to purchase $42.9 million worth of transatlantic capacity. In addition, Global Crossing agreed to reschedule our $11.9 million debt for services supplied but not paid for. In exchange for this release, we have authorized and issued to Global Crossing 5 million shares of Series A Convertible Preferred Stock, $.01 par value per share. These Preferred Shares are convertible into 23 million of our Common Stock at an issue value of $4 million. We entered into a new commitment to purchase $8 million of services from the Global Crossing portfolio over the next five years at the market prices prevailing at the time of purchase. We failed to make a payment due to Global Crossing under this Standstill Agreement, causing the Agreement to terminate. Prior to this default, we had already commenced renegotiations with Global Crossing. In November 2001, a conditional Settlement Agreement was reached with Global Crossing. The circuits with which we had been supplied were ceased and the contract with a customer who had purchased an IRU from us was transferred to Global Crossing. Global Crossing agreed that if we were able to pay or provide value in the amount of (pound)1,050,000 by December 31, 2001, it would release us from all our remaining liabilities. We had reached agreement in principle with a third party to provide this value. For administrative reasons, this condition was not fulfilled by December 31. Detailed negotiations concerning how the value would be provided between the third party and Global Crossing were in progress when Global Crossing sought Chapter 11 protection in the US Courts which meant that Global Crossing was unable to conclude this transaction with the third party. We anticipate that this transaction will be completed during Global Crossing's administration or soon after it exits from it and Global Crossing will then release us from our liabilities. Nevertheless, because of the uncertainty, we have treated the standstill agreement as having terminated and written back the original purchase commitment, including interest. No value has been attributed to the issuance of the Preferred Shares. If the settlement is achieved, this would reduce the total liabilities and total stockholder's liabilities by $62.3 million.

4. In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not take delivery of four of these circuits resulting in a default of $26.3 million. Since December 1999, WorldCom has not taken proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. The standstill arrangements have expired. Management intends to seek to renegotiate a standstill once the Global Crossing liability has been settled. This remains management's intention.

5. We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at March 31, 2002 our outstanding debt to CCL was $3.3 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. There is also a penalty payment of $2 million due for failure to issue these as free trading shares.

6. We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at March 31, 2002, the outstanding debt was $2.2 million. As at March 31, 2002, we had paid Gemini $1.1 million, of which $0.6 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%.

7. We have a debt liability to the Inland Revenue, the collector of payroll taxes in the United Kingdom, in the amount of $2.3 million. Management is in discussion with the Inland Revenue regarding the payment of this debt. The Inland Revenue may take steps to recover this debt in the event that it is not settled on mutually acceptable terms including petitioning to wind up one or more of our UK subsidiaries.

8. Reference is made to the Notes to Consolidated Financial Statements contained in our December 31, 2001 audited consolidated financial statements included in our 2001 Annual Report on Form 10-K filed with the SEC on April 19, 2002. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

9. At May 1, 2002, we had issued and outstanding 123,626,118 shares of common stock and 5,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"). This has not changed since December 31, 2001. Each share of Series A Preferred Stock may be converted into approximately 4.6 shares of our common stock and carries voting rights equal to the voting rights and powers of the common stock. Holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock for which it is convertible. Additionally, certain corporate actions require the affirmative vote of holders of at least 66 2/3% of the Series A Preferred Stock. Holders of Preferred Stock are entitled to participate in dividends and distributions and receive preference to any distributions in the event of liquidation, dissolution or winding up.

10. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." The calculation of basic earnings per share in accordance with SFAS No. 128 is as follows:

                                                   Three months ended March 31
                                                      2002            2001

Loss attributable to common stockholders         $ (1,125,000)  $ (2,817,000)

Average common shares issued and outstanding      123,626,118    109,454,769

Basic and diluted loss per share                 $      (0.01)  $      (0.03)


No adjustment to earnings per share arises on the issue of warrants or conversion rights as the effect is antidilutive.

11. On March 29, 2001, we entered into an agreement with Home Run Limited to extend the repayment period of the (pound)5.0 million ($7.4 million) facility advanced by Home Run. The loan bears interest at LIBOR plus 2 per cent and was repayable on April 26, 2002. Management is in discussion with Home Run Limited regarding the extension of this facility. The loan is convertible into shares of our common stock at the option of Home Run, based on a conversion price of $0.16 per share.

12. In December 2001, we sold 26% of our interest in Desert Telecommunications Services LLC. Subsequently, we have reached a tentative agreement to sell the remaining 49% interest. We have reduced the value of our investment therein to the estimated net realizable value on sale. The operations of Desert Telecommunications Services LLC have been reported separately as discontinued operations in the accompanying financial statements.

13. In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections." SFAS No. 145, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and also rescinds an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe the adoption of SFAS 145 will have a material impact on the results of our operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are any statements other than those relating to historical information or current condition, including without limitation, statements regarding future margin performance, customer retention capabilities, future revenues, strategy, and pricing of services. Forward-looking statements can often be identified by the use of forward-looking words such as "believes," "estimates," "expects," "intends," "may," "will," should," or "anticipates". In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements also may be included in various filings that we have made or may make with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include certain risks identified in this Quarterly Report and other risks referenced from time to time in our filings with the SEC, including our 2000 Annual Report on Form 10-K filed with the SEC on April 19, 2002.

You should read the following discussion and analysis together with our Financial Statements, including the notes, appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K.

Introduction

We are an international communications business that offers telecommunications and related services.

Our principal areas of business are switched voice services--both wholesale switching of international traffic and international route management-and telecommunications advisory services. We continue to supply bandwidth under existing contracts. Our customers include telecommunications carriers, telecoms hotel developers and investors in telecommunication companies.

STRATEGY

Our strategy is to work with owners of and investors in telecommunication companies particularly telecoms hotel developers and operators to assist them in improving their efficiency, profitability and market positioning.

Operating Risks

During our limited operating history we have experienced operating losses, negative cash flow from operations and net losses.

We were organized in March 1998. We have incurred operating losses and negative cash flow since our inception. From the date of inception to March 31, 2002 we have incurred losses of $118.5 million. We have incurred a deficit on total stockholders' equity of $191.0 million for the period from March 10, 1998 through March 31, 2002. We may continue to incur losses and negative cash flow in the foreseeable future.

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

We have financed, and expect to continue to finance, our net losses, debt service, capital expenditures and other cash needs through flexible supplier payments, the issuance of debt primarily by way of short-term financing and the proceeds from sales of shares of common stock.

We have a substantial level of indebtedness.

We have incurred a high level of debt. As of March 31, 2002, we had a combined total liability of $119.5 million, including: $17.3 million due to WorldCom; $50.3 million due to Global Crossing and a loan from Home Run Limited of $7.1 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $3.3 million, Gemini in the sum of $2.2 million and the Inland Revenue in the sum of $2.3 million.

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

We have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. Failure to generate sufficient sums to maintain debt repayments may impair our ability to develop or continue our current business and may cause us to cease trading. telemonde.net has been declared insolvent by a Swiss Court because of a failure to provide it with further funds.

Results of Operations

For the three months ended March 31, 2002 compared with the three months ended March 31, 2001.

Revenues for 2002 were $0.9 million compared with $8.2 million for 2001. Bandwidth revenues from existing contracts were $0.6 million compared with $3.6 million for 2001. Voice services revenues fell to $0.3 million from $1.0 million. There were no advisory services revenues compared with $3.5 million in 2001.

Cost of sales for 2002 fell to $0.7 million compared with $7.1 million for 2001 largely as a result of the reduced revenue levels on bandwidth and voice services.

Selling, general and administrative expenses were $1.1 million in 2002 compared with $3.1 million in 2001. The decrease of $2.0 million consisted mainly of $1.1 million arising from lower staffing costs and $0.5 million lower professional fees.

There was no charge for amortization of goodwill in 2002 compared with $0.9 million in 2001.

There was an impairment adjustment to investments of $0.1 million in 2002 with no comparative in 2001.

There was an impairment adjustment to a prepayment in 2002 which resulted in an increase in the bad and doubtful debt charge to $0.6 million compared with $0.1 million in 2001.

Gains arising from contract negotiations with customers were $0.9 million in 2002 with no comparative in 2001.

There was no interest income in 2002 compared with $0.1 million in 2001.

Interest expense increased to $0.9 million in 2002 compared with $0.5 million in 2001 due to accrual of interest on a supplier debt.

Foreign exchange gains were $0.3 million in 2002 compared with $0.5 million in 2001.

The loss for the three months ended March 31, 2002 was $1.1 million compared with $2.8 million in 2001.

Liquidity and commitments

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

Net cash used in operating activities was $38 thousand in the three months ended March 31, 2002, compared with $246 thousand used in the three months ended March, 31, 2001.

No cash was used in investing activities in 2002 compared with $56 thousand in 2001.

Net cash provided by financing activities was $82 thousand in 2002 compared with $196 thousand used in 2001.

Since inception through March 31, 2002, we have had negative cash flow from operating activities of $20.2 million.

Our independent auditors, Moore Stephens, have reported that there is substantial doubt about our ability to continue as a going concern. Adjustments have been made in the consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that we may not be able to continue as a going concern.

The level of indebtedness remains at $119.5 million.

As a consequence of the significant fall of the market prices for bandwidth and its impact on our operations and financial results in 2000 and 2001 and continuing in 2002 and the failure to generate anticipated revenue from other sources, we have been unable to generate sufficient cash flow to meet certain of our debt service requirements. We are continuing to negotiate relief from our creditors.

In 1998, Telemonde Bandwidth (Bermuda) Limited agreed to acquire 16 STM-1 transatlantic IRU telecommunications circuits for an agreed price of approximately $64.8 million from Atlantic Crossing Limited (a Global Crossing subsidiary). As of March 31, 2002, we owed Global Crossing $11.4 million for circuits which we had been supplied with and related maintenance charges and had a continuing obligation to draw-down 10 STM-1s for $42.9 million.

In December 2000, Global Crossing released us from our outstanding commitment to purchase $42.9 million worth of transatlantic capacity. In addition, Global Crossing agreed to reschedule our $11.9 million debt for services supplied but not paid for. In exchange for this release, we have authorized and issued to Global Crossing 5 million shares of Series A Convertible Preferred Stock, $.01 par value per share. These Preferred Shares are convertible into 23 million of our Common Stock at an issue value of $4 million. We entered into a new commitment to purchase $8 million of services from the Global Crossing portfolio over the next five years at the market prices prevailing at the time of purchase. We failed to make a payment due to Global Crossing under this Standstill Agreement, causing the Agreement to terminate. Prior to this default, we had already commenced renegotiations with Global Crossing. In November 2001, a conditional Settlement Agreement was reached with Global Crossing. The circuits with which we had been supplied were ceased and the contract with a customer who had purchased an IRU from us was transferred to Global Crossing. Global Crossing agreed that if we were able to pay or provide value in the amount of (pound)1,050,000 by December 31, 2001, it would release us from all our remaining liabilities. We had reached agreement in principle with a third party to provide this value. For administrative reasons, this condition was not fulfilled by December 31. Detailed negotiations concerning how the value would be provided between the third party and Global Crossing were in progress when Global Crossing sought Chapter 11 protection in the US Courts which meant that Global Crossing was unable to conclude this transaction with the third party. We anticipate that this transaction will be completed during Global Crossing's administration or soon after it exits from it and Global Crossing will then release us from our liabilities. Nevertheless, because of the uncertainty, we have treated the standstill agreement as having terminated and written back the original purchase commitment, including interest. No value has been attributed to the issuance of the Preferred Shares. If the settlement is achieved, this would reduce the total liabilities and total stockholder's liabilities by $62.3 million.

In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not activate four of these circuits resulting in a default of $26.3 million.

Since December 1999, WorldCom has not taken proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. The standstill arrangements have expired. Management intends to seek to renegotiate a standstill once the Global Crossing liability has been settled.

We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at March 31, 2002 our outstanding debt to CCL was $2.9 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. There is also a penalty payment due of $2 million due for failure to issue these as free trading shares although we are in discussions with CCL regarding the waiving of this penalty.

We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at March 31, 2002, the outstanding debt was $2.2 million. As at March 31, 2002, we had paid Gemini $1.1 million, of which $0.6 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Gemini have now ceased the circuits supplied and taken them back.

We have a debt liability to the Inland Revenue, the collector of payroll taxes in the United Kingdom in the amount of $2.3 million. Management is in discussion with the Inland Revenue regarding this debt. The Inland Revenue may take steps to recover this debt in the event that it is not settled or a settlement reached, including steps to wind up one or more of our UK subsidiaries which could materially affect our ability to continue to trade.

We entered into a convertible loan facility with Home Run Limited on April 27, 2000. Home Run provided us with a facility of $7.1 million. This sum was repayable on April 27, 2001, however it may be converted at the option of Home Run into shares of Common Stock on the basis of one share of Common Stock for every $0.16 of loan value outstanding. We are discussing with Home Run the extension of this facility and they have indicated that they are willing to agree to such an extension.

At March 31, 2002 we had no material capital commitments.

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

ITEM 5. OTHER INFORMATION.

On April 26, 2002 telemonde.net was declared insolvent by a Swiss Court because of a failure by Telemonde Inc to provide it with any additional working capital.

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

                                 TELEMONDE, INC.


Date:  May 15, 2002                /s/ ADAM N. BISHOP
     ------------------            -------------------------------
                                   Adam N. Bishop, President and
                                   Chief Executive Officer


                                  EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  -----------

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