Form 10-Q
period 2002-06-30
TELEMONDE INC
filed 2002-08-15
CIK 1098387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -------------------------------------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002
                                   -------------

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

         Yes  X   No ____
             ---

         As of August 1, 2002, Telemonde, Inc. had issued and outstanding 121,876,118 shares of common stock, $.001 par value per share.

                                TELEMONDE, INC.

                                      INDEX

                                                                                Page Number
                                                                                -----------
                               PART I - FINANCIAL INFORMATION
              Independent Accountant's Report                                             3

Item 1.       Financial Statements

              Consolidated Financial Statements:

              Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001                                     4

              Consolidated Statements of Income -
                  Three and six months ended
                  June 30, 2002 and 2001                                                  5

              Consolidated Statements of Cash Flow -
                  Six months ended
                  June 30, 2002 and 2001                                                  6

              Notes to Consolidated Financial Statements                                  7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   9

              Forward-Looking statements                                                  9
              Introduction                                                               10
              Strategy                                                                   10
              Operating Risks                                                            10
              Results of Operations                                                      11
              Liquidity and commitments                                                  12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                 14

                                PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                          14

Item 2.       Changes in Securities and Use of Proceeds                                  14

Item 5.       Other Information                                                          14

Item 6.       Exhibits and Reports on Form 8-K                                           15

Signatures                                                                               15

Exhibits index                                                                           15

INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders of
Telemonde Inc

We have reviewed the accompanying consolidated balance sheet of Telemonde, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of income and cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in note 1 to the financial statements, the Company has incurred accumulated losses of $193.0 million and at June 30, 2002, total liabilities exceeded total assets of $120.6 million. Management plans in this regard are disclosed in note 2. There is substantial doubt about the ability of the Company to continue as a going concern. Adjustments have been made to these consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that the Company may not be able to continue as a going concern.

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

                                                           MOORE STEPHENS
                                                           Chartered Accountants

St. Paul's House
London EC4P 4BN
August 13, 2002

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 TELEMONDE, INC.
                          Consolidated Balance Sheets
                      (US Dollars expressed in thousands)

                                                                    At June 30         At December 31
                                                                          2002                   2001
                                                                   (unaudited)              (audited)
Assets
Cash and cash Equivalents                                           $       21             $       26
Trade accounts receivable, net of allowance
   for doubtful debts of $50 in 2002 and $468 in 2001                      105                    861
Prepayments and other debtors                                              286                    801
                                                                    ----------             ----------
Total current assets                                                       412                  1,688
                                                                    ----------             ----------

Property, plant and equipment                                               16                    194
Investment in associated company                                             0                    180
                                                                    ----------             ----------

Total assets                                                        $     428              $    2,062
                                                                    ----------             ----------


Liabilities and stockholders' equity
Trade accounts payable                                                  73,066                 72,689
Other creditors and accrued expenses                                    28,804                 28,248
Deferred income                                                          5,869                  5,683
Short term notes                                                        13,289                 12,842
                                                                    ----------             ----------
Total current liabilities                                              121,028                119,462
                                                                    ----------             ----------


Stockholders' equity
Preferred stock                                                             50                     50
Common stock                                                               122                    122
Additional paid in capital                                              72,257                 72,257
Retained deficit                                                      (193,029)              (189,829)
                                                                    ----------             ----------
Total stockholders' deficit                                           (120,600)              (117,400)
                                                                    ----------             ----------
Total liabilities and stockholders' equity                          $      428             $    2,062
                                                                    ==========             ==========

See accompanying notes and independent accountants' report

                                 TELEMONDE, INC.
                        Consolidated Statements of Income
           (US Dollars expressed in thousands, except per share data)
                                   (unaudited)

                                                                 Three months ended             Six months ended
                                                                 -------------------            ----------------
                                                                       June 30                       June 30
                                                                       -------                       -------
                                                                      2002           2001           2002          2001
                                                                      ----           ----           ----          ----
Revenues                                                      $        824    $     2,764     $    1,773    $   10,921

Cost of sales                                                          534          4,103          1,227        11,164

                                                              ------------    -----------     ----------    ----------
Gross margin                                                           290         (1,339)           546          (243)
                                                              ------------    -----------     ----------    ----------

Operating expenses

Selling, general and administrative expenses                           981          2,856          2,037         5,915

Amortization of goodwill                                                 0            879              0         1,758

Provision for contract terminations                                   (228)         2,500         (1,156)        2,500

Financing costs                                                          0             50              0            50

Impairment of goodwill                                                   0          6,632              0         6,632

Impairment of investment                                                 0              0            119             0

Bad and doubtful debts                                                  33            279            604           401

                                                              ------------    -----------     ----------    ----------
Operating expenses                                                     786         13,196          1,604        17,256
                                                              ------------    -----------     ----------    ----------

Operating loss                                                        (496)       (14,535)        (1,058)      (17,499)
                                                              ------------    -----------     ----------    ----------

Other income (expense)
Interest income                                                          0             73              0           185

Interest expense                                                      (891)          (493)        (1,762)         (995)

Foreign exchange gains                                                (688)           113           (380)          620

                                                              ------------    -----------     ----------    ----------
Total other income (expense)                                        (1,579)          (307)        (2,142)         (190)
                                                              ------------    -----------     ----------    ----------

Loss for the period from continuing operations                      (2,075)       (14,842)        (3,200)      (17,689)

Discontinued operations                                                  0           (163)             0          (133)

                                                              ------------    -----------     ----------    ----------
Loss for the period                                                 (2,075)       (15,005)        (3,200)      (17,822)
                                                              ============    ===========     ==========    ==========

Loss per share - basic and diluted
Continuing Operations                                               ($0.02)        ($0.13)        ($0.03)       ($0.16)
$  (0.01)    $ (0.03)
                                                                         -         ($0.00)             -        ($0.00)
Discontinued operations                                       ------------    -----------     ----------    ----------

Loss for the period                                                 ($0.02)        ($0.13)        ($0.03)       ($0.16)
                                                              ============    ===========     ==========    ==========

See accompanying notes and independent accountant's report.

                                 TELEMONDE, INC.
                      Consolidated Statements of Cash Flow
                       (US Dollars expressed in thousands)
                                   (Unaudited)

                                                                       Six months ended June 30
                                                                       ------------------------
                                                                            2002           2001
                                                                            ----           ----
Operating activities
           Loss                                                           $ (3,200)   $(17,822)

Adjustments to reconcile loss to net cash provided by (used in)
operating activities:
           Bad and doubtful debts                                              604         220
           Amortization of goodwill                                              -       6,978
           Depreciation                                                        178       1,339
           Fees satisfied by issuance of stock                                   -       1,445
           Fees satisfied by issuance of short term notes                        -         935
           Minority interests                                                    -          (1)
           Unrealized gains on foreign currency transactions                   200        (450)
           Decrease in investment in associated company                        180           -
           (Increase) decrease in trade accounts receivable                    699       2,937
           (Increase) decrease in prepayments and other debtors                (32)      6,390
           Increase (decrease) in trade accounts payable                       377         788
           Increase (decrease) in accrued expenses                             556      (1,573)
           Increase (decrease) in deferred income                              186        (955)

                                                                          --------    --------
Net cash provided by (used in) operating activities                           (252)        231
                                                                          --------    --------

Investing activities
           Purchase of property, plant and equipment                             -         (55)
                                                                          --------    --------
           Net cash used in investing activities                                 -         (55)
                                                                          --------    --------

Financing activities
          Repayment of short term notes                                          -        (267)
          Proceeds from short term notes                                       247           -
                                                                          --------    --------
          Net cash provided by (used in) financing activities                  247        (267)
                                                                          --------    --------

                                                                          --------    --------
Net cash provided by discontinued operations                                     0           0
                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents                            (5)        (91)

Cash and cash equivalents beginning of period                                   26       1,430
                                                                          --------    --------

Cash and cash equivalents end of period                                   $     21    $  1,339
                                                                          ========    ========

Supplemental disclosure of cash flow information:

          Interest paid                                                   $      -    $      5

See accompanying notes and independent accountants' report

                                TELEMONDE, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

1. The financial statements have been prepared on the basis that we may not be able to continue as a going concern. Adjustments have been made in these Financial Statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities on this basis. As at June 30, 2002, we had a retained deficit of $193.0 million and an excess of liabilities over assets of $120.6 million.

2. There is substantial doubt about our ability to continue as a going concern. Management is addressing the ongoing solvency of the company including cutting costs, seeking fresh financing and the focussing on the provision of high-margin advisory services to the telecommunications sector. The Board has not taken the decision to cease trading, as it believes that on balance, the stakeholders in the business, including our creditors and shareholders, are likely to be better served if we continue trading. Our UK subsidiary companies have recently reached voluntary agreements with their creditors under Part I of the Insolvency Act 1986 (similar to Chapter 11 protection). This agreement is binding on all creditors and was accepted by the vast majority in each case, including all the principal creditors by value.

3. In 1998, Telemonde Bandwidth (Bermuda) Limited agreed to acquire 16 STM-1 transatlantic IRU telecommunications circuits for an agreed price of approximately $64.8 million from Atlantic Crossing Limited (a Global Crossing subsidiary). As of June 30, 2002, we owed Global Crossing $11.4 million for circuits which we had been supplied with and related maintenance charges and had a continuing obligation to draw-down 10 STM-1s for $42.9 million.

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

4. In December 1998 and March 1999 (through wholly-owned subsidiaries) we entered into agreements for the purchase of five STM-1 transatlantic IRU telecommunications circuits from WorldCom. We did not take delivery of four of these circuits resulting in a default of $26.3 million. Since December 1999, WorldCom has not taken proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. The standstill arrangements have expired. Management intended to seek to renegotiate a standstill once the Global Crossing liability has been settled. On July 21, 2002, WorldCom filed voluntary petitions for reorganization under Chapter 11 of the US Bankruptcy Code. The position therefore is uncertain, nevertheless, it is Management's intention to ask WorldCom to relieve us of this liability when WorldCom are in a position to agree to such a request.

5. We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at June 30, 2002 our outstanding debt to CCL was $3.3 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. We have agreed to repay the outstanding balance at a rate of $100,000 per month but in any event as quickly as practicable. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares, which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. There is also a penalty payment of $2 million due for failure to issue these as free trading shares.

6. We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at June 30, 2002, the outstanding debt was $2.2 million. As at June 30, 2002, we had paid Gemini $1.1 million, of which $0.6 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%.

7. At June 30, 2002, our principal UK trading subsidiaries had debt liabilities to the Inland Revenue, the collector of payroll taxes in the United Kingdom, in the amount of $2.4 million.

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

9. At August 1, 2002, we had issued and outstanding 121,876,118 shares of common stock and 5,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"). This has not changed since December 31, 2001. Each share of Series A Preferred Stock may be converted into approximately 4.6 shares of our common stock and carries voting rights equal to the voting rights and powers of the common stock. Holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock for which it is convertible. Additionally, certain corporate actions require the affirmative vote of holders of at least 66 2/3% of the Series A Preferred Stock. Holders of Preferred Stock are entitled to participate in dividends and distributions and receive preference to any distributions in the event of liquidation, dissolution or winding up.

10. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Basic and Diluted EPS." The calculation of basic earnings per share in accordance with SFAS No. 128 is as follows:

                                                               Three months ended 30 June
                                                                 2002                2001
Loss attributable to common stockholders                     $ (2,075,000)        $(15,005,000)

Average common shares issued and outstanding                  121,876,118          113,050,186

Basic and diluted loss per share                             $      (0.02)        $      (0.13)

                                                                   Six months ended 30 June
                                                                    2002               2001

Loss attributable to common stockholders                     $ (3,200,000)        $(17,822,000)

Average common shares issued and outstanding      121,876,118    113,036,452

Basic and diluted loss per share                 $      (0.03)  $      (0.16)


No adjustment to earnings per share arises on the issue of warrants or conversion rights as the effect is antidilutive.

11. On March 29, 2001, we entered into an agreement with Home Run Limited to extend the repayment period of the (pound)5.0 million ($7.5 million) facility advanced by Home Run. The loan bears interest at LIBOR plus 2 per cent and was repayable on April 26, 2002. Management is in discussion with Home Run Limited regarding the extension of this facility. The loan is convertible into shares of our common stock at the option of Home Run, based on a conversion price of $0.16 per share.

12. In May 2001, we sold our remaining interest in Desert Telecommunications Services LLC. The operations of Desert Telecommunications Services LLC have been reported separately as discontinued operations in the accompanying financial statements.

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

14. On August 9, 2002, voluntary arrangements for the satisfaction of outstanding debts were agreed between our principal UK trading subsidiaries, Telemonde Networks Limited, EquiTel Communications Limited and Telemonde Finance Limited and their respective creditors and members. In the event that one or more of these companies fails to make the necessary payments, the insolvency practitioners appointed may seek to liquidate the relevant company. Nevertheless, this provides certain stability for the UK operations and management believes that this is the fairest way of securing an even distribution to the creditors of these subsidiaries. The voluntary arrangements were supported by virtually all creditors including all the most significant by value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are any statements other than those relating to historical information or current condition, including without limitation, statements regarding future margin performance, customer retention capabilities, future revenues, strategy, and pricing of services. Forward-looking statements can often be identified by the use of forward-looking words such as "believes," "estimates," "expects," "intends," "may," "will," should," or "anticipates". In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements also may be included in various filings that we have made or may make with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include certain risks identified in this Quarterly Report and other risks referenced from time to time in our filings with the SEC, including our 2001 Annual Report on Form 10-K filed with the SEC on April 19, 2002.

You should read the following discussion and analysis together with our Financial Statements, including the notes, appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K.

Introduction

We are an international communications business that offers telecommunications and related services.

Our principal areas of business are switched voice services and telecommunications advisory services. Our customers include telecommunications carriers, telecoms hotel developers and investors in telecommunication companies. We have substantially wound down our trading activities. Whilst certain residual business continues, we are concentrating on high-value advisory work.

STRATEGY

Our strategy is to work with owners of and investors in telecommunication companies particularly telecoms hotel developers and operators to assist them in improving their efficiency, profitability and market positioning.

Operating Risks

During our limited operating history we have experienced operating losses, negative cash flow from operations and net losses.

We were organized in March 1998. We have incurred operating losses and negative cash flow since our inception. From the date of inception to June 30, 2002 we have incurred losses of $120.6 million. We have incurred a deficit on total stockholders' equity of $193.0 million for the period from March 10, 1998 through June 30, 2002. We may continue to incur losses and negative cash flow in the foreseeable future.

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

We have incurred a high level of debt. As of June 30, 2002, we had a combined total liability of $121.0 million, including: $17.3 million due to WorldCom; $50.3 million due to Global Crossing and a loan from Home Run Limited of $7.5 million convertible into shares of Common Stock at their option. We are also indebted to Communications Collateral Limited in the sum of $3.4 million, Gemini in the sum of $2.2 million and the Inland Revenue (the UK collector of taxes) in the sum of $2.4 million.

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

We have been unable to generate sufficient cash flow to meet certain of our debt service requirements, and have triggered events of default on those obligations. Failure to generate sufficient sums to maintain debt repayments may impair our ability to develop or continue our current business and may cause us to cease trading. Our principal UK trading subsidiaries have reached voluntary agreements with their creditors in order to avoid being wound up and to assist an even repayment of sums owed. Failure to generate sufficient funds to make the relevant payments under the arrangement will result in one or more of the UK subsidiaries being wound-up.

Results of Operations

For the three months ended June 30, 2002 compared with the three months ended June 30, 2001.

Revenues for 2002 were $0.8 million compared with $2.8 million for 2001. Bandwidth revenues from existing contracts were $0.4 million compared with $5.1 million for 2001. Voice services revenues fell to $0.2 million from $0.4 million in 2001 and advisory services revenues were $0.3 million with no comparative in 2001.

Cost of sales for 2002 fell to $0.5 million compared with $4.1 million for 2001 largely as a result of the reduced revenue levels on bandwidth and voice services.

Selling, general and administrative expenses were $1.0 million in 2002 compared with $2.9 million in 2001. The decrease of $1.9 million consisted mainly of $0.9 million arising from lower staffing costs and $0.5 million lower professional fees.

As goodwill has been fully written off there was no charge for amortization or impairment of goodwill in 2002 compared with $0.9 million and $6.6 million respectively in 2001.

Gains arising from contract negotiations with customers were $0.2 million in 2002 compared with a loss provision of $2.5 million in 2001.

The bad and doubtful debt charge was negligible in 2002 compared with the $0.3 million charge in 2001.

There was no interest income in 2002 compared with $0.1 million in 2001.

Interest expense increased to $0.9 million in 2002 compared with $0.5 million in 2001 due to accrual of interest on a supplier debt.

Foreign exchange losses were $0.7 million in 2002 compared with gains of $0.1 million in 2001 due to the deterioration in value of the US dollar in the quarter.

The loss for the three months ended June 30, 2002 was $2.1 million compared with $15.0 million in 2001.

For the six months ended June 30, 2002 compared with the six months ended June 30, 2001.

Revenues for 2002 were $1.8 million compared with $10.9 million for 2001. Bandwidth revenues from existing contracts were $1.0 million compared with $8.7 million for 2001. Voice services revenues fell to $0.5 million from $1.4 million. Advisory services revenues were $0.3 million compared with $0.5 million in 2001.

Cost of sales for 2002 fell to $1.2 million compared with $11.2 million for 2001 largely as a result of the reduced revenue levels on bandwidth and voice services.

Selling, general and administrative expenses were $2.0 million in 2002 compared with $5.9 million in 2001. The decrease of $3.9 million consisted mainly of $1.8 million arising from lower staffing costs and $1.0 million lower professional fees.

As goodwill has been fully written off there was no charge for amortization or impairment of goodwill in 2002 compared with $1.8 million and $6.6 million respectively in 2001.

Gains arising from contract negotiations with customers were $1.2 million in 2002 compared with a loss provision of $2.5 million in 2001.

There was an impairment adjustment to investments of $0.1 million in 2002 with no comparative in 2001.

The bad and doubtful debt charge was $0.6 million in 2002 compared with the $0.4 million in 2001.

There was no interest income in 2002 compared with $0.2 million in 2001.

Interest expense increased to $1.8 million in 2002 compared with $1.0 million in 2001 due to accrual of interest on a supplier debt.

Foreign exchange losses were $0.4 million in 2002 compared with gains of $0.6 million in 2001 due to the deterioration in value of the US dollar in the half year.

The loss for the six months ended June 30, 2002 was $3.2 million compared with $17.8 million in 2001.

Liquidity and commitments

Our liquidity requirements arise from:

       .      Net cash used in operating activities.

       .      Interest and principal payments on outstanding indebtedness.

We have satisfied our liquidity requirements to date through operating cash flows, short-term bridge financing, shareholder loans and equity subscriptions. Our illiquidity remains a key challenge facing the business. The Board believes that it is in the best interests of all stakeholders for us to continue to trade in order to be able to repay debt. The Board has been meeting regularly to review this position. We are in discussion with most creditors in an effort to reduce the level of our indebtedness. In order to prevent any of the UK trading companies being wound up, the relevant Directors took steps to reach agreement with their creditors to ensure that all creditors were treated equitably and not prejudiced by the act of a single creditor. Telemonde Inc has agreed, as far as it is able, to provide funds to support the voluntary arrangements. We believe that by being able to continue trading, there is a greater likelihood of creditors receiving some payment. We are actively working to ensure that no new debts are incurred, other than in the normal course which can be satisfied as they occur.

Net cash used in operating activities was $0.3 million in the six months ended June 30, 2002, compared with $0.2 million provided in the six months ended June, 30, 2001.

No cash was used in investing activities in 2002 compared with $55 thousand in 2001.

Net cash provided by financing activities was $0.2 million in 2002 compared with $0.3 million used in 2001.

Since inception through June 30, 2002, we have had negative cash flow from operating activities of $20.4 million.

Our independent auditors, Moore Stephens, have reported that there is substantial doubt about our ability to continue as a going concern. Adjustments have been made in the consolidated financial statements to reduce the carrying value of assets to estimated recoverable amounts, and to reclassify liabilities, on the basis that we may not be able to continue as a going concern.

The level of indebtedness at June 30, 2002 is $121.0 million.

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

In 1998, Telemonde Bandwidth (Bermuda) Limited agreed to acquire 16 STM-1 transatlantic IRU telecommunications circuits for an agreed price of approximately $64.8 million from Atlantic Crossing Limited (a Global Crossing subsidiary). As of June 30, 2002, we owed Global Crossing $11.4 million for circuits which we had been supplied with and related maintenance charges and had a continuing obligation to draw-down 10 STM-1s for $42.9 million.

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

Since December 1999, WorldCom has not taken proceedings in respect of the outstanding liability pursuant to the terms of a standstill letter (as amended). Pursuant to the standstill letter, in September 2000, WorldCom released us from $9 million of our liability in exchange for 15,766,792 shares of our common stock. Our current liability is $17.8 million. The standstill arrangements have expired. Management intends to seek to renegotiate a standstill once the Global Crossing liability has been settled, however whilst WorldCom is the subject of Chapter 11 reorganization under the US Bankruptcy Code it is unlikely that a settlement will be reached.

We have a debt obligation under a Capacity Option Agreement with Communications Collateral Limited (CCL) under which we have been unable to complete an agreed repurchase of capacity. Under the terms of a Forbearance Agreement entered into in February 2000, as at June 30, 2002 our outstanding debt to CCL was $2.9 million. Interest is accruing on the outstanding amount at the rate of 12.5% per annum. Under a Registration Rights Agreement dated September 1, 1999 and under the Forbearance Agreement we have an obligation to issue CCL 8.2 million shares which shares relate to penalty obligations for failure to register CCL's shares for public resale prior to February 15, 2000. There is also a penalty payment due of $2 million due for failure to issue these as free trading shares although we are in discussions with CCL regarding the waiving of this penalty.

We have a debt obligation under a Capacity Purchase Agreement to Gemini. As at June 30, 2002, the outstanding debt was $2.2 million. As at June 30, 2002, we had paid Gemini $1.1 million, of which $0.6 million had reduced the original principal sum. Interest is accruing at LIBOR plus 3%. Gemini have now ceased the circuits supplied and taken them back.

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

At June 30, 2002 we had no material capital commitments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 20, 2002, 1,750,000 shares of common stock owned by Ahmed Bin Fareed Al Aulaqui were surrendered to us as part of the sale of our remaining stake in Desert Telecommunications Limited.

ITEM 5.  OTHER INFORMATION.

On August 9, 2002, our principal UK trading subsidiaries, Telemonde Networks Limited, EquiTel Communications Limited and Telemonde Finance Limited reached voluntary arrangements with their creditors and members under Part 1 of the Insolvency Act 1986. The proposals were agreed by virtually all of the creditors including all the principal creditors by value. The arrangements will be supervised by K S Tan, 10/12 New College Parade, Finchley Road, London NW3 5EP. In the event of a failure of a subsidiary to comply with the terms of the voluntary arrangement, the supervisor may petition for the company to be liquidated.

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


Date:    August 13, 2002           /s/     ADAM N. BISHOP
     ---------------------         -------------------------------
                                   Adam N. Bishop, President and
                                   Chief Executive Officer

       This report fully complies with the requirements of Section 13 (a) or 15
(d) of the Securities Exchange Act of 1934. The information contained in this report fairly presents in all material respects the Registrant's financial condition and results of operations as of the periods stated.

                                   /s/     ADAM N. BISHOP
                                   -------------------------------
                                   Adam N. Bishop, President and
                                   Chief Executive Officer

                                   /s/     KEVIN MAXWELL
                                   -------------------------------
                                   Kevin Maxwell, Chairman and
                                   Director

                                   /s/     ALAN THOMPSON
                                   -------------------------------
                                   Alan Thompson, Corporate
                                   Controller and Executive Vice
                                   President of Finance

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

+++ Previously filed as an exhibit to the Annual Report for the year ended December 31, 2001 on Form 10-K, as filed with the SEC on April 19, 2002.